Form 10-Q
period 2016-06-30
Ottawa Bancorp Inc
filed 2016-09-21
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 333-211860

          OTTAWA BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-2959182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

925 LaSalle Street Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(Zip Code)

(815) 433-2525

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐                                                       Accelerated Filer ☐

Non-Accelerated Filer ☐                                                          Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 20, 2016: 0.

EXPLANATORY NOTE

Ottawa Bancorp, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Ottawa Savings Bank in connection with Ottawa Savings Bank’s proposed conversion from the mutual holding company to stock holding company form of organization. As of June 30, 2016, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended June 30, 2016 of Ottawa Savings Bancorp, Inc., the current stock holding company for Ottawa Savings Bank, is attached as Exhibit 99.1 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Please see the Explanatory Note.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable. Please see the Explanatory Note.

Item 1A. Risk Factors

Not applicable. Please see the Explanatory Note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the Explanatory Note.

Item 3. Defaults Upon Senior Securities

Not applicable. Please see the Explanatory Note.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No. 3.1 3.2 31.1 31.2

Description

Articles of Incorporation of Ottawa Bancorp, Inc. (1)

Bylaws of Ottawa Bancorp, Inc. (2)

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Ottawa Bancorp, Inc.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Ottawa Bancorp, Inc.

32.0	Certification of Chief Executive Officer and Chief Financial Officer of Ottawa Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Report on Form 10-Q of Ottawa Savings Bancorp, Inc. for the Quarter Ended June 30, 2016

(1)     Incorporated by reference to Exhibit 3.1 to Ottawa Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-211860).

(2)     Incorporated by reference to Exhibit 3.2 to Ottawa Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-211860).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTAWA BANCORP, INC.

Date: September 21, 2016
	By:	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer (Principal Executive Officer)

Date: September 21, 2016	By:	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer (Principal Financial and Chief Accounting Officer)