Form 10-Q
period 2016-09-30
Ottawa Bancorp Inc
filed 2016-11-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 001-37914

OTTAWA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	81-2959182 (I.R.S. Employer Identification Number)

925 LaSalle Street	61350
Ottawa, Illinois	(Zip Code)
(Address of principal executive offices)

(815) 433-2525

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2016
Common Stock, $0.01 par value	3,456,111

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2016

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$3,158,533	$2,096,966
Interest bearing deposits	1,310,474	5,038,753
Total cash and cash equivalents	4,469,007	7,135,719
Time deposits	250,000	250,000
Federal funds sold	54,351,000	1,604,000
Securities available for sale	44,149,539	46,984,907
Non-marketable equity securities	753,321	1,358,121
Loans, net of allowance for loan losses of $2,308,154 and $2,224,006 at September 30, 2016 and December 31, 2015, respectively	154,943,940	140,110,201
Loans held for sale	710,700	-
Premises and equipment, net	6,896,257	7,058,047
Accrued interest receivable	800,249	775,641
Foreclosed real estate	33,000	313,368
Deferred tax assets	2,097,344	2,725,354
Cash value of life insurance	2,232,711	2,195,424
Goodwill	649,869	649,869
Core deposit intangible	382,000	451,000
Other assets	3,367,879	1,951,700
Total assets	$276,086,816	$213,563,351
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$10,285,561	$10,325,832
Interest bearing	221,601,449	166,409,076
Total deposits	231,887,010	176,734,908
FHLB advances	8,630,697	2,139,117
Accrued interest payable	1,697	394
Other liabilities	3,150,259	3,600,655
Total liabilities	243,669,663	182,475,074
Commitments and contingencies
Redeemable common stock held by ESOP plan	561,449	376,543
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,855,813	15,845,341
Retained earnings	17,247,858	16,194,374
Unallocated ESOP shares	(165,347)	(203,504)
Unearned management recognition plan shares	(447)	(3,751)
Accumulated other comprehensive income	661,384	437,925
	33,629,271	32,300,395
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(561,449)	(376,543)
Total stockholders' equity	31,855,704	30,711,734
Total liabilities and stockholders' equity	$276,086,816	$213,563,351

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$1,857,478	$1,672,084	$5,432,531	$5,140,205
Securities:
Residential mortgage-backed and related securities	122,919	159,046	423,463	473,026
State and municipal securities	133,429	142,296	404,133	425,199
Dividends on non-marketable equity securities	1,058	1,680	5,218	4,958
Interest-bearing deposits	11,903	3,545	22,301	11,415
Total interest and dividend income	2,126,787	1,978,651	6,287,646	6,054,803
Interest expense:
Deposits	205,843	215,036	611,533	658,202
Borrowings	15,181	15,847	26,921	47,379
Total interest expense	221,024	230,883	638,454	705,581
Net interest income	1,905,763	1,747,768	5,649,192	5,349,222
Provision for loan losses	25,000	-	302,500	220,000
Net interest income after provision for loan losses	1,880,763	1,747,768	5,346,692	5,129,222
Other income:
Gain on sale of securities	-	-	8,418	21,630
Gain on sale of loans	142,646	57,812	330,316	148,221
Gain on sale of OREO	76,759	168,974	188,207	215,907
Gain on sale of repossessed assets	-	7,237	1,680	9,572
Loan origination and servicing income	102,652	100,472	239,186	244,751
Origination of mortgage servicing rights, net of amortization	14,879	(3,434)	42,433	7,402
Customer service fees	118,761	122,735	318,688	328,293
Income on bank owned life insurance	12,560	11,549	37,287	35,805
Other	29,269	26,965	77,885	79,737
Total other income	497,526	492,310	1,244,100	1,091,318
Other expenses:
Salaries and employee benefits	840,038	739,607	2,504,956	2,151,162
Directors fees	40,800	37,800	122,400	113,400
Occupancy	171,425	168,137	477,615	498,748
Deposit insurance premium	37,122	45,673	127,114	134,778
Legal and professional services	83,012	82,528	257,957	267,931
Data processing	130,864	124,221	386,597	1,296,387
Loss on sale of securities	-	-	3,261	2,039
Loan expense	124,851	102,321	284,672	258,007
Valuation adjustments and expenses on foreclosed real estate	31,703	44,865	100,639	154,768
Loss on sale of OREO	4,716	-	4,716	-
Loss on sale of repossessed assets	-	-	-	11,971
Other	269,245	227,380	747,318	702,685
Total other expenses	1,733,776	1,572,532	5,017,245	5,591,876
Income before income tax expense	644,513	667,546	1,573,547	628,664
Income tax expense	223,251	210,564	520,063	104,995
Net income	$421,262	$456,982	$1,053,484	$523,669
Basic earnings per share	$0.15	$0.16	$0.37	$0.18
Diluted earnings per share	$0.15	$0.16	$0.36	$0.18

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$421,262	$456,982	$1,053,484	$523,669
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(80,126)	129,597	372,176	128,052
Reclassification adjustment for (gains) included in net income	-	-	(5,157)	(19,591)
Other comprehensive (loss) income, before tax	(80,126)	129,597	367,019	108,461
Income tax (benefit) expense related to items of other comprehensive (loss) income	(31,341)	50,307	143,560	42,103
Other comprehensive (loss) income, net of tax	(48,785)	79,290	223,459	66,358
Comprehensive income	$372,477	$536,272	$1,276,943	$590,027

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net income	$1,053,484	$523,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,279	165,740
Provision for loan losses	302,500	220,000
Provision for deferred income taxes	484,450	115,195
Net amortization of premiums and discounts on securities	493,126	535,220
Gain on sale of securities, net	(5,157)	(19,591)
Origination of mortgage loans held for sale	(12,746,064)	(5,075,975)
Proceeds from sale of mortgage loans held for sale	12,365,680	5,112,792
Gain on sale of loans, net	(330,316)	(138,817)
Origination and purchase of mortgage servicing rights, net of amortization	(42,433)	(7,402)
Gain on sale of foreclosed real estate, net	(183,491)	(215,907)
Write down of foreclosed real estate	28,551	75,490
(Gain) loss on sale of repossessed assets, net	(1,680)	2,399
ESOP compensation expense	44,258	41,981
MRP compensation expense	3,304	6,413
Compensation expense on RRP options granted	4,371	7,727
Amortization of core deposit intangible	69,000	87,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	90,729	115,835
Certificates of deposit	(53,000)	(82,000)
Federal Home Loan Bank Advances	2,777	-
Increase in cash surrender value of life insurance	(37,287)	(35,805)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(24,608)	57,546
(Increase) decrease in other assets	(1,296,435)	402,798
Decrease in accrued interest payable and other liabilities	(449,093)	(801,265)
Net cash (used in) provided by operating activities	(49,055)	1,093,043
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,806,910)	(9,481,877)
Sales, calls, maturities and paydowns	6,521,328	11,206,110
Sale of non-marketable equity securities	604,800	422,553
Net decrease in time deposits	-	205,861
Net (increase) decrease in loans	(15,380,158)	1,844,187
Net decrease (increase) in federal funds sold	(52,747,000)	(4,006,000)
Proceeds from sale of foreclosed real estate	490,062	1,218,318
Proceeds from sale of repossessed assets	22,805	102,629
Purchase of premises and equipment	(16,489)	(192,894)
Net cash (used in) provided by investing activities	(64,311,562)	1,318,887
Cash Flows from Financing Activities
Net increase (decrease) in deposits	55,205,102	(390,208)
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Principal reduction of Federal Home Loan Bank advances	(3,511,197)	(2,811,033)
Proceeds from federal funds purchased	-	-
Net cash provided by (used in) financing activities	61,693,905	(3,201,241)
Net (decrease) in cash and cash equivalents	(2,666,712)	(789,311)
Cash and cash equivalents:
Beginning of period	7,135,719	5,193,235
End of period	$4,469,007	$4,403,924

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$610,230	$655,777
Interest paid on borrowings	26,921	47,379
Income taxes paid, net of refunds received	-	(48,000)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	235,190	991,679
Other assets acquired in settlement of loans	46,000	73,100
Sale of foreclosed real estate through loan origination	128,000	-
Increase in ESOP put option liability	184,906	38,160

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

Because the second-step conversion and offering were not completed until October 11, 2016, the financial and other information included in this Quarterly Report on Form 10-Q as of September 30, 2016 relates to Ottawa Savings Bancorp, the predecessor company of the Company.

The Company is a publicly traded savings and loan company with assets of $276.1 million at September 30, 2016 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the merger (the “Merger”). As a result of the Merger, the Company increased its market share in the LaSalle County market and expanded into Grundy County.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2015. Certain amounts in the accompanying financial statements and footnotes for 2015 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2016 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

NOTE 3 – USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and, thus, actual results could differ from the amounts reported and disclosed herein.

At September 30, 2016, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed by Ottawa Savings Bancorp with the Securities and Exchange Commission on March 30, 2016.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Allowance for Loan Losses. The allowance for loan losses is an amount necessary to absorb known or inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) available to common stockholders	$421,262	$456,982	$1,053,484	$523,669
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,894,123	2,894,123	2,894,123
Weighted average unallocated ESOP shares	(17,374)	(22,461)	(18,638)	(23,720)
Weighted average unvested MRP shares	(1,047)	(2,795)	(1,047)	(2,795)
Basic weighted average shares outstanding	2,875,702	2,868,867	2,874,438	2,867,608
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	890	2,409	913	2,373
Weighted average RRP options outstanding	21,017	9,413	14,963	11,112
Dilutive weighted average shares outstanding	2,897,609	2,880,689	2,890,314	2,881,093
Basic earnings (loss) per share	$0.15	$0.16	$0.37	$0.18
Diluted earnings (loss) per share	$0.15	$0.16	$0.36	$0.18

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

                On July 11, 2005, the Bank adopted an ESOP for the benefit of substantially all employees. Upon adoption of the ESOP, the ESOP borrowed $763,140 from the Ottawa Savings Bancorp and used those funds to acquire 76,314 shares of the Ottawa Savings Bancorp's stock in the initial public offering at a price of $10.00 per share. In addition, on October 11, 2016, the ESOP borrowed $1.9 million from the Company and used those funds to acquire 190,716 shares of the Company’s common stock at a price of $10.00 per share in the Company’s second-step conversion offering.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of approximately $77,000 are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2016, 41,283 shares at a fair value of $13.60 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2016	2015
Shares allocated	59,780	55,964
Shares withdrawn from the plan	(18,497)	(18,497)
Unallocated shares	16,534	20,350
Total ESOP shares	57,817	57,817
Fair value of unallocated shares	$224,876	$204,518

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
Available for Sale
State and municipal securities	$18,299,408	$714,188	$-	$19,013,596
Residential mortgage-backed securities	24,763,845	459,902	87,804	25,135,943
	$43,063,253	$1,174,090	$87,804	$44,149,539
December 31, 2015:
Available for Sale
State and municipal securities	$18,733,573	$525,089	$21,454	$19,237,208
Residential mortgage-backed securities	27,532,067	365,558	149,926	27,747,699
	$46,265,640	$890,647	$171,380	$46,984,907

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at September 30, 2016, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	336,717	341,164
Due after one year through five years	3,537,316	3,652,423
Due after five years through ten years	5,514,468	5,740,590
Due after ten years	8,910,907	9,279,419
Residential mortgage-backed securities	24,763,845	25,135,943
	$43,063,253	$44,149,539

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Securities Available for Sale
State and municipal securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	1,837,258	7,778	5,758,660	80,026	7,595,918	87,804
	$1,837,258	$7,778	$5,758,660	$80,026	$7,595,918	$87,804

December 31, 2015
Securities Available for Sale
State and municipal securities	$169,601	$101	$436,067	$21,353	$605,668	$21,454
Residential mortgage-backed securities	10,468,746	120,218	1,247,527	29,708	11,716,273	149,926
	$10,638,347	$120,319	$1,683,594	$51,061	$12,321,941	$171,380

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain and whether it is not more likely than not the Company will be required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

At September 30, 2016, 12 securities had unrealized losses with an aggregate depreciation of 1.14% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2016 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

There were no sales of securities during the three months ended September 30, 2016 and 2015. There were proceeds of $1.7 million from the sales of securities for the nine months ended September 30, 2016 and proceeds of $5.6 million for the nine months ended September 30, 2015. The sales during the nine months ended September 30, 2016 resulted in gross realized gains of $8,418 and gross realized losses of $3,261, for net realized gains of $5,157. The sales during the nine months ended September 30, 2015 resulted in gross realized gains of $21,630 and gross realized losses of $2,039, for net realized gains of $19,591. The tax provision applicable to the realized gains amounted to $2,002 and $7,605, respectively, for the nine months ended September 30, 2016 and 2015.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$102,562,294	$99,254,737
Multi-family residential loans	4,259,956	3,969,207
Total mortgage loans	106,822,250	103,223,944

Other loans:
Non-residential real estate loans	22,727,775	20,177,322
Commercial loans	13,058,919	12,069,815
Consumer direct	2,691,540	1,651,371
Purchased auto	11,951,610	5,211,755
Total other loans	50,429,844	39,110,263
Gross loans	157,252,094	142,334,207
Less: Allowance for loan losses	(2,308,154)	(2,224,006)
Loans, net	$154,943,940	$140,110,201

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	September 30,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$18,792,141	$20,752,355
Multi-family residential loans	274,018	294,020
Total mortgage loans	19,066,159	21,046,375

Other loans:
Non-residential real estate loans	2,580,186	2,685,987
Commercial loans	840,174	852,077
Consumer direct	241,921	541,174
Total other loans	3,662,281	4,079,238
Gross loans	22,728,440	25,125,613
Less: Allowance for loan losses	(100,000)	(85,000)
Loans, net	$22,628,440	$25,040,613

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchased auto loans	$1,010,717	$-	$9,351,997	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
One-to-four family	$17,802	$(157,703)	$(173,225)	$(73,744)
Multi-family	3,972	4,472	11,915	(21,477)
Non-residential	-	(18,307)	-	(18,307)
Commercial	-	-	-	-
Consumer direct	1,551	(11,906)	5,005	(55,577)
Purchased auto	(28,212)	(20,185)	(62,047)	(40,915)
Net (charge-offs)/recoveries	$(4,887)	$(203,629)	$(218,352)	$(210,020)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 and 2015:

September 30, 2016	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041
Provision charged to income	(28,679)	(132,076)	98,221	21,914	22,610	43,010	25,000
Loans charged off	(2,698)	-	-	-	-	(29,718)	(32,416)
Recoveries of loans previously charged off	20,500	3,972	-	-	1,551	1,506	27,529
Balance at end of period	$1,563,721	$39,381	$373,568	$75,170	$84,652	$171,662	$2,308,154

September 30, 2015	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216
Provision charged to income	(122,360)	18,729	67,433	12,777	18,628	4,793	-
Loans charged off	(158,302)	-	(18,307)	-	(13,647)	(21,772)	(212,028)
Recoveries of loans previously charged off	599	4,472	-	-	1,741	1,587	8,399
Balance at end of period	$1,706,212	$167,171	$292,136	$45,427	$35,921	$77,720	$2,324,587

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and 2015:

September 30, 2016	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	9,364	(114,771)	175,228	23,864	42,460	166,355	302,500
Loans charged off	(233,264)	-	-	-	-	(68,011)	(301,275)
Recoveries of loans previously charged off	60,039	11,915	-	-	5,005	5,964	82,923
Balance at end of period	$1,563,721	$39,381	$373,568	$75,170	$84,652	$171,662	$2,308,154

September 30, 2015	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	(32,492)	66,730	65,345	9,480	80,694	30,243	220,000
Loans charged off	(168,359)	(33,892)	(18,307)	-	(60,055)	(46,062)	(326,675)
Recoveries of loans previously charged off	94,615	12,415	-	-	4,478	5,147	116,655
Balance at end of period	$1,706,212	$167,171	$292,136	$45,427	$35,921	$77,720	$2,324,587

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	One-to-four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$1,739,851	$-	$1,880,189	$-	$-	$12,569	$3,632,609
Loans acquired with deteriorated credit quality	479,835	-	-	-	-	-	479,835
Loans collectively evaluated for impairment	100,342,608	4,259,956	20,847,586	13,058,919	2,691,540	11,939,041	153,139,650
Ending Balance	$102,562,294	$4,259,956	$22,727,775	$13,058,919	$2,691,540	$11,951,610	$157,252,094

Period-end amount allocated to:
Loans individually evaluated for impairment	$211,410	$-	$252,352	$-	$-	$6,285	$470,047
Loans acquired with deteriorated credit quality	35,368	-	-	-	-	-	35,368
Loans collectively evaluated for impairment	1,316,943	39,381	121,216	75,170	84,652	165,377	1,802,739
Balance at end of period	$1,563,721	$39,381	$373,568	$75,170	$84,652	$171,662	$2,308,154

December 31, 2015	One-to-four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,311,855	$-	$2,069,922	$-	$-	$3,069	$4,384,846
Loans acquired with deteriorated credit quality	575,605	-	-	-	-	-	575,605
Loans collectively evaluated for impairment	96,367,277	3,969,207	18,107,400	12,069,815	1,651,371	5,208,686	137,373,756
Ending Balance	$99,254,737	$3,969,207	$20,177,322	$12,069,815	$1,651,371	$5,211,755	$142,334,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$295,770	$-	$75,086	$-	$-	$-	$370,856
Loans acquired with deteriorated credit quality	15,828	-	-	-	-	-	15,828
Loans collectively evaluated for impairment	1,415,984	142,237	123,254	51,306	37,187	67,354	1,837,322
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment and loans acquired with deteriorated credit quality, by class of loans, as of September 30, 2016 and December 31, 2015:

September 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,303,698	$1,022,446	$1,197,240	$2,219,686	$246,778	$2,715,325
Multi-family	-	-	-	-	-	-
Non-residential	1,880,189	-	1,880,189	1,880,189	252,352	1,956,910
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	12,569	-	12,569	12,569	6,285	6,826
	$4,196,456	$1,022,446	$3,089,998	$4,112,444	$505,415	$4,679,061

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,014,703	$1,902,819	$984,641	$2,887,460	$311,598	$3,596,800
Multi-family	-	-	-	-	-	-
Non-residential	2,069,922	389,961	1,679,961	2,069,922	75,086	2,114,684
Commercial	-	-	-	-	-	21,789
Consumer direct	-	-	-	-	-	3,464
Purchased auto	3,069	3,069	-	3,069	-	6,574
	$5,087,694	$2,295,849	$2,664,602	$4,960,451	$386,684	$5,743,311

For the three and nine months ended September 30, 2016, the Company recognized approximately $3,000 in cash basis interest income on impaired loans. For the three and nine months ended September 30, 2015, the Company recognized no accrued or cash basis interest income on impaired loans.

At September 30, 2016, there were 35 impaired loans, including loans acquired with deteriorated credit quality, totaling approximately $4.1 million, compared to 34 impaired loans totaling approximately $5.0 million at December 31, 2015. The change in impaired loans was a result of writing down and moving two impaired loans totaling approximately $0.1 million to OREO, the pay-off or charge-off of six impaired loans totaling approximately $0.5 million, upgrading and returning seven loans totaling approximately $0.8 million to accrual status, and payments of approximately $0.3 million, offset by the addition of 14 loans totaling approximately $0.9 million to the impaired loan list.

Our loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance or other actions. TDRs are classified as non-performing at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less estimated selling costs, for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Impaired loans at September 30, 2016 included $2.4 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2015. The amount of TDR loans included in impaired loans decreased approximately $0.2 million as a result of principal payments and decreased approximately $0.1 million as a result of moving one TDR to OREO, off-set by an increase due to the restructure of two impaired loans totaling approximately $0.1 million. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three months ended September 30, 2016 and 2015.

Loans classified as TDRs during the nine months ended September 30, 2016 and 2015, segregated by class, are shown in the tables below.

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	2	$80,814	$-	-	$-	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	2	$80,814	$-	-	$-	$-

There were no TDR loans that were restructured during the twelve months prior to September 30, 2016 and 2015 that had payment defaults (i.e., 60 days or more past due following a modification), during the three or nine months ended September 30, 2016 and 2015.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as September 30, 2016 and December 31, 2015:

September 30, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,310,070	$-
Multi-family	-	-
Non-residential	1,880,189	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	12,569	-
	$4,202,828	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,982,386	$-
Multi-family	-	-
Non-residential	2,069,922	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	3,069	-
	$5,055,377	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2016 and December 31, 2015:

September 30, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,757,833	$149,293	$691,864	$2,598,990	$99,963,304	$102,562,294
Multi-family	-	-	-	-	4,259,956	4,259,956
Non-residential	604,620	272,228	-	876,848	21,850,927	22,727,775
Commercial	828	-	-	828	13,058,091	13,058,919
Consumer direct	-	-	-	-	2,691,540	2,691,540
Purchased auto	17,935	-	12,569	30,504	11,921,106	11,951,610
	$2,381,216	$421,521	$704,433	$3,507,170	$153,744,924	$157,252,094

December 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,251,155	$753,597	$737,042	$2,741,794	$96,512,943	$99,254,737
Multi-family	31,274	-	-	31,274	3,937,933	3,969,207
Non-residential	847,216	112,739	18,127	978,082	19,199,240	20,177,322
Commercial	9,086	-	-	9,086	12,060,729	12,069,815
Consumer direct	4,814	-	-	4,814	1,646,557	1,651,371
Purchased auto	2,391	-	3,069	5,460	5,206,295	5,211,755
	$2,145,936	$866,336	$758,238	$3,770,510	$138,563,697	$142,334,207

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial and non-residential real estate loan is assigned a risk rating upon origination. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company. Generally, when residential real estate loans, multi-family and consumer direct loans become over 90 days past due, they are classified as substandard. Periodically, based on subsequent performance over 6-12 months, these loans could be upgraded to special mention.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The Company uses the following definitions for risk ratings:

●

Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g., special mention, substandard or doubtful). The likelihood of loss is considered remote.

●

Special Mention – loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●

Substandard – loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●

Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of September 30, 2016, and December 31, 2015, the risk category of loans by class is as follows:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$838,707	$2,219,686	$-	$99,503,901
Multi-family	-	127,330	-	-	4,132,626
Non-residential	20,652,597	194,989	1,880,189	-	-
Commercial	13,058,919	-	-	-	-
Consumer direct	-	-	-	-	2,691,540
Purchased auto	-	-	12,569	-	11,939,041
Total	$33,711,516	$1,161,026	$4,112,444	$-	$118,267,108

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$692,601	$2,887,460	$-	$95,674,676
Multi-family	-	-	-	-	3,969,207
Non-residential	18,083,194	24,206	2,069,922	-	-
Commercial	12,069,815	-	-	-	-
Consumer direct	-	-	-	-	1,651,371
Purchased auto	-	-	3,069	-	5,208,686
Total	$30,153,009	$716,807	$4,960,451	$-	$106,503,940

At September 30, 2016, the Company held approximately $33,000 of foreclosed residential real estate property, compared to approximately $313,000 at December 31, 2015. In addition, the Company also held approximately $86,000 and $234,000, in consumer mortgage loans collateralized by residential real estate properties that were in the process of foreclosure at September 30, 2016 and December 31, 2015, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $8,000 and $14,000 for the nine month periods ended September 30, 2016 and 2015, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2016 and 2015, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018.  The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

NOTE 11 – FAIR VALUE MEASUREMENT AND DISCLOSURE

FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Basis of Fair Value Measurement:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include state and municipal securities, and residential mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

Foreclosed Assets

Foreclosed assets, consisting of foreclosed real estate and repossessed assets, are adjusted to fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

Impaired Loans

Impaired loans are evaluated and adjusted to the lower of carrying value or fair value less estimated costs to sell at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

				Total
September 30, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,013,596	$-	$19,013,596
Residential mortgage-backed securities available for sale	-	25,135,943	-	25,135,943
	$-	$44,149,539	$-	$44,149,539

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,237,208	$-	$19,237,208
Residential mortgage-backed securities available for sale	-	27,747,699	-	27,747,699
	$-	$46,984,907	$-	$46,984,907

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

				Total
September 30, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$74,753	$74,753
Impaired loans, net	-	-	2,584,583	2,584,583

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$330,245	$330,245
Impaired loans, net	-	-	2,277,918	2,277,918

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

September 30, 2016
Foreclosed assets	$74,753	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,271,952	Appraisal of collateral	Appraisal adjustments	-29.9	to	-74.5%
Impaired loans, net	$312,631	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2015
Foreclosed assets	$330,245	Appraisal of collateral	Appraisal adjustments	-6.7%	to	-63.6%
Impaired loans, net	$2,170,027	Appraisal of collateral	Appraisal adjustments	-10%	to	-70%
Impaired loans, net	$107,891	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,469,007	$4,469,007	$-	$-	$4,469,007
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	54,351,000	54,351,000	-	-	54,351,000
Securities	44,902,860	-	44,149,539	753,321	44,902,860
Accrued interest receivable	800,249	800,249	-	-	800,249
Net loans	154,943,940	-	-	156,571,000	156,571,000
Loans held for sale	710,700	710,700	-	-	710,700
Mortgage servicing rights	328,360	-	-	328,360	328,360
Financial Liabilities:
Non-interest bearing deposits	10,285,561	10,285,561	-	-	10,285,561
Interest bearing deposits	221,601,449	-	-	213,131,439	213,131,439
Accrued interest payable	1,697	1,697	-	-	1,697
FHLB advances	8,630,697	-	8,630,697	-	8,630,697

	Carrying	December 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,135,719	$7,135,719	$-	$-	$7,135,719
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,604,000	1,604,000	-	-	1,604,000
Securities	48,343,028	-	46,984,907	1,358,121	48,343,028
Accrued interest receivable	775,641	775,641	-	-	775,641
Net loans	140,110,201	-	-	141,665,000	141,665,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	285,927	-	-	285,927	285,927
Financial Liabilities:
Non-interest bearing deposits	10,325,832	10,325,832	-	-	10,325,832
Interest bearing deposits	166,409,076	-	-	161,173,168	161,173,168
Accrued interest payable	394	394	-	-	394
FHLB advances	2,139,117	-	2,139,117	-	2,139,117

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Time deposits: The carrying amounts reported in the balance sheets for time deposits approximate fair values.

Federal funds sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 11 - Fair Value Measurement and Disclosure for further detail on how fair values of securities available for sale are determined. The carrying value of non-marketable equity securities approximates fair value.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable or discounted cash flows.

Loans held for sale: The carrying amounts reported in the balance sheets for loans held for sale approximate fair values, as usually these loans are originated with the intent to sell and funding of the sales usually occurs within three days.

Accrued interest receivable and payable: The carrying amounts of accrued interest receivable and payable approximate fair values.

Mortgage servicing rights: The carrying amounts of mortgage servicing rights approximate their fair values.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB advances: The carrying value of FHLB advances is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

Federal funds purchased: The carrying amounts reported in the balance sheets for federal funds purchased approximate fair values.

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2016 and December 31, 2015, the fair values of the commitments are immaterial in nature.

In addition, other assets and liabilities of the Bank that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

NOTE 12 – ACQUISITION

On December 31, 2014, Ottawa Savings Bancorp completed its acquisition of Twin Oaks. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 30, 2014, Twin Oaks merged with and into the Bank, effective December 31, 2014. As part of the transaction, Ottawa Savings Bancorp issued 776,144 shares of its common stock to Ottawa Savings Bancorp MHC, based on a $9.18 per share stock valuation of Ottawa Savings Bancorp’s stock, as determined by an independent appraisal based primarily on the price to book value valuation method and to a lesser extent the price to earnings valuation method, and a market value determined by an independent appraiser of Twin Oaks of $7.125 million. As a result of the issuance of 776,144 shares in connection with the merger, Ottawa Savings Bancorp MHC’s ownership interest in Ottawa Savings Bancorp increased from 57.8% to 69.1%.

The Merger was accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. Under this method of accounting, the Bank and Twin Oaks are treated as one company from the acquisition date forward, and we have recorded the fair value of Twin Oaks’ assets (including intangible assets which arise from either contractual or other legal rights) and liabilities in our consolidated financial statements.

Total merger related costs included in other noninterest expenses in the consolidated statement of operations for the nine months ended September 30, 2015 were approximately $850,000. The merger related costs are primarily related to the merger of the core processing systems.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Based on the merger date fair values of the assets acquired and the fair values of the assumed liabilities, the Company recorded goodwill of $649,869, none of which is expected to be tax deductible. The goodwill resulting from the merger primarily consists of the economies of scale expected from combining operations.

Total loans acquired in the merger were recorded at a fair value of $29,795,910 and had a contractual amount due of $31,831,910 as of the acquisition date, which was December 31, 2014. FASB ASC 310-20, Nonrefundable Fees and Other Costs, specifies the approach that needs to be used when the Bank expects to receive all of the contractual principal and interest payments due under an individual loan. Loans not considered to have deteriorated credit quality at the merger date had a contractual balance due of approximately $28,638,000 and an estimated fair value of approximately $28,472,000. The loan discount recorded at the date of the merger consisted of an accretable yield component of approximately $407,000 and an accretable credit component of approximately $(573,000), for a net fair value adjustment of approximately $(166,000).

Loans acquired with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the merger date had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and a non-accretable discount of $(1,508,000).

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$498,912	$1,201,159	$575,605	$1,323,648
Payment activity	(42,422)	(147,664)	(134,325)	(309,968)
Charge-offs	-	-	-	(19,810)
Recoveries	-	-	-	-
Transfer to OREO	-	(266,225)	(44,417)	(266,225)
Accretion to income	23,345	28,883	82,972	88,508
	$479,835	$816,153	$479,835	$816,153

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,116,000 and $1,208,000 as of September 30, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$124,583	$302,375	$175,342	$362,000
Net reclassification from non-accretable yield	-	4,186	8,868	4,186
Accretion into interest income	(23,345)	(28,883)	(82,972)	(88,508)
Disposals	-	(64,521)	-	(64,521)
	$101,238	$213,157	$101,238	$213,157

NOTE 13 — SUBSEQUENT EVENTS

As previously disclosed, the Company is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. The second-step conversion was completed on October 11, 2016 and, in connection with the completion of the conversion, on that date Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As part of the second-step conversion, the Company conducted a subscription and community offering for shares of Company common stock to depositors and certain borrowers of the Bank, as well as other members of the general public. Upon completion of the conversion and offering, the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. The conversion offering was oversubscribed by the community and, as a result, the Company was required to return the excess subscription funds it held at September 30, 2016 to members of the community whose orders were not fulfilled in full following the October 11, 2016 closing date.

The subscription funds held by the Company at September 30, 2016 contributed significantly to the $62.5 million increase in assets and $55.2 million increase in total deposits, respectively, as compared to December 31, 2015. Subscription funds held by the Company at September 30, 2016, was also the primary reason for the increase in federal funds sold to $54.3 million at September 30, 2016 as compared to December 31, 2015. The return of subscription funds to certain members of the community following the completion of the second-step conversion reduced total assets and total deposits by $29.5 million in October 2016.

For more information on the impact of the subscription funds received in connection with the second-step conversion and offering on the Company’s financial position at September 30, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As part of the second-step conversion, each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2016 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in Ottawa Savings Bancorp’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

GENERAL

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

Because the second-step conversion and offering were not completed until October 11, 2016, the financial and other information included in this Quarterly Report on Form 10-Q as of September 30, 2016 relates to Ottawa Savings Bancorp, the predecessor company of the Company.

The Company is a publicly traded savings and loan company with assets of $276.1 million at September 30, 2016 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the merger (the “Merger”). As a result of the Merger, the Company increased its market share in the LaSalle County market and expanded into Grundy County.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

The Company's total assets increased $62.5 million, or 29.28%, to $276.1 million at September 30, 2016, from $213.6 million at December 31, 2015. The increase in assets was primarily due to an increase in federal funds sold of $52.7 million, an increase in net loans of $14.8 million and an increase in other assets of $1.4 million, partially offset by a decrease in cash and cash equivalents of $2.7 million, and a decrease in securities available for sale of $2.8 million.

Cash and cash equivalents decreased $2.6 million, or 37.4%, to $4.5 million at September 30, 2016, from $7.1 million at December 31, 2015, primarily as a result of cash used in investing activities of $64.3 million exceeding cash provided by financing activities of $61.7 million. The cash used in investing activities includes federal funds sold of $52.7 million and the purchase of approximately $9.4 million in auto loans and other net loan increases of $6.0 million. The net cash provided by financing activities included a net increase in deposits of $55.2 million and proceeds from Federal Home Loan Bank advances of $10.0 million, offset by a principal reduction in Federal Home Loan Bank advances of $3.5 million.

Federal funds sold increased to $54.3 million at September 30, 2016, from $1.6 million at December 31, 2015, primarily as a result of cash provided by financing activities. The net cash provided by financing activities included a net increase in deposits of $55.2 million and proceeds from Federal Home Loan Bank advances of $10.0 million, offset by a principal reduction in Federal Home Loan Bank advances of $3.5 million.

Securities available for sale decreased $2.8 million, or 6.0%, to $44.1 million at September 30, 2016, from $47.0 million at December 31, 2015. The decrease was primarily due to sales and maturities of $1.7 million and pay-downs of $4.8 million, partially offset by $3.8 million in purchases.

Loans, net of the allowance for loan losses, increased $14.8 million, or 10.6%, to $154.9 million at September 30, 2016, from $140.1 million at December 31, 2015. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in consumer direct and purchased auto loans of $7.8 million, an increase in residential mortgage loans of $3.6 million, an increase in non-residential real estate loans of $2.6 million, and an increase in commercial loans of $1.0 million. The changes above are net of normal pay-downs and principal reductions.

Foreclosed real estate decreased approximately $0.3 million, or 89.5%, to $33,000 at September 30, 2016 from $0.3 million at December 31, 2015. Changes during the nine months ended September 30, 2016 included a decrease due to the sale of 11 properties with proceeds of approximately $0.5 million, offset by an increase as a result of three properties valued at approximately $0.2 million acquired through loan foreclosures.

Total deposits increased $55.2 million, or 31.2%, to $231.9 million at September 30, 2016, from $176.7 million at December 31, 2015. The increase was primarily due to an increase in savings account balances of $51.9 million, or 228.2%, and an increase in checking account balances of $7.6 million, or 20.6%, partially offset by a decrease in certificates of deposit of $4.3 million, or 5.0% from December 31, 2015 to September 30, 2016. The significant increase in savings account balances was primarily due to $50.1 million of funds received in the subscription and community offerings for shares of Company common stock in connection with the Bank’s second-step conversion. The increase was temporary, as the second-step conversion was completed on October 11, 2016, at which time over-subscription funds of $29.5 million were returned to certain members of the community and the remaining funds were used to pay conversion expenses, invest in the Bank, fund the loan to our employee stock ownership plan to finance its purchase of shares of common stock in the stock offering and retain the remainder of the net proceeds at the Company.

FHLB advances increased $6.5 million, or 303.5%, to $8.6 million at September 30, 2016, from $2.1 million at December 31, 2015. The Company made principal payments of $3.5 million and took new advances of $10.0 million during the nine months ended September 30, 2016.

Stockholders’ equity increased $1.1 million, or 3.7% to $31.8 million at September 30, 2016, from $30.7 million at December 31, 2015. The increase in equity was primarily a result of net income for the nine months ended September 30, 2016 of approximately $1.0 million and an increase other comprehensive income and other changes totaling approximately $0.1 million.

Economic uncertainty continues to affect our asset quality. The market values of homes in our market area generally continue to improve from recessionary valuation levels in recent years. While local economic conditions are improving, they continue to lag national indicators. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in non-performing assets totaling 1.55% of total assets of September 30, 2016, down from 2.52% at December 31, 2015.

The Company’s non-performing assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first nine months of 2016, non-performing assets decreased 20.6% to $4.3 million from $5.4 million as of December 31, 2015. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result the pay-off or charge-off of six impaired loans totaling approximately $0.5 million, upgrading and returning seven loans totaling approximately $0.8 million to accrual status, and payments of approximately $0.2 million, offset partially by the addition of 14 loans totaling approximately $0.9 million to the impaired loan list. Additionally, foreclosed real estate decreased approximately $0.3 million.

The following table summarizes non-performing assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 30,	September 30,
	2016	2016	2016	2015	2015
Non-accrual:	(In Thousands)
One-to-four family	$2,310	$2,418	$2,988	$2,982	$3,113
Multi-family	-	-	-	-	-
Non-residential real estate	1,880	1,912	2,028	2,070	2,112
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	10
Purchased auto	13	10	-	3	-
Total non-accrual loans	4,203	4,340	5,016	5,055	5,235
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	4,203	4,340	5,016	5,055	5,235
Foreclosed real estate	33	315	319	313	146
Other repossessed assets	42	19	3	17	29
Total nonperforming assets	$4,278	$4,674	$5,338	$5,385	$5,410

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 30,	September 30,
	2016	2016	2016	2015	2015
Allowance for loan losses as a percent of gross loans receivable	1.45%	1.50%	1.49%	1.56%	1.64%
Allowance for loan losses as a percent of total nonperforming loans	54.91%	52.72%	43.70%	44.00%	44.41%
Nonperforming loans as a percent of gross loans receivable	2.64%	2.84%	3.41%	3.55%	3.68%
Nonperforming loans as a percent of total assets	1.52%	2.00%	2.32%	2.37%	2.40%
Nonperforming assets as a percent of total assets	1.55%	2.16%	2.46%	2.52%	2.48%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

General. Net income for the three months ended September 30, 2016 was $0.4 million compared to $0.5 for the three months ended September 30, 2015. Net income during the third quarter of 2016 was slightly lower than the third quarter of 2015, primarily due to an increase in other expense, an increase in provision expense, and an increase in income tax expense, partially offset by an increase in net interest income and an increase in other income.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,858	$1,672	$186	11.12%
Securities:
Residential mortgage-backed securities	123	159	(36)	(22.64)
State and municipal securities	133	142	(9)	(6.34)
Dividends on non-marketable equity securities	1	2	(1)	(50.00)
Interest-bearing deposits	12	4	8	200.00
Total interest and dividend income	2,127	1,979	148	7.48
Interest expense:
Deposits	206	215	(9)	(4.19)
Borrowings	15	16	(1)	(6.25)
Total interest expense	221	231	(10)	(4.33)
Net interest income	$1,906	$1,748	$158	9.04%

The following table presents for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended September 30,
	2016			2015
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$153,844	$1,858	4.83%	$138,570	$1,672	4.83%
Securities, net (2)	44,714	256	2.29%	50,630	301	2.38%
Non-marketable equity securities	753	1	0.53%	1,358	2	0.59%
Interest-bearing deposits	19,523	12	0.25%	8,905	4	0.18%
Total interest-earning assets	218,834	2,127	3.89%	199,463	1,979	3.97%
Non-interest-earning assets	19,010			19,518
Total assets	237,844			218,981

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,654	$16	0.21%	$29,562	$15	0.20%
Savings accounts	41,010	6	0.08%	22,725	4	0.07%
Certificates of Deposit accounts	83,908	181	0.86%	91,908	193	0.84%
Checking accounts	28,916	3	0.04%	28,963	3	0.04%
Advances and borrowed funds	8,238	15	0.73%	2,672	16	2.40%
Total interest-bearing liabilities	192,726	221	0.46%	175,830	231	0.53%
Non-interest-bearing liabilities	12,547			13,083
Total liabilities	205,273			188,913
Equity	32,571			30,068
Total liabilities and equity	237,844			218,981
Net interest income		$1,906			$1,748
Net interest rate spread (3)			3.43%			3.44%
Net interest margin (4)			3.48%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.55%			113.44%

(1) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.

(2) Includes unamortized discounts and premiums.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2016 and 2015. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2016 Compared to 2015
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$184	$2	$186
Securities, net	(34)	(11)	(45)
Non-marketable equity securities	(1)	-	(1)
Interest-bearing deposits	7	1	8
Total interest-earning assets	$156	$(8)	$148
Interest expense on
Money Market accounts	$-	$1	$1
Passbook accounts	3	(1)	2
Certificates of Deposit accounts	(17)	5	(12)
Checking	-	-	-
Advances and borrowed funds	10	(11)	(1)
Total interest-bearing liabilities	(4)	(6)	(10)
Change in net interest income	$160	$(2)	$158

Net interest income increased $158,000, or 9.1%, to $1.9 million for the three months ended September 30, 2016 compared to $1.7 million for the three months ended September 30, 2015. Interest and dividend income increased $148,000 primarily due to an increase in average interest-earning assets to $218.8 million for the three months ended September 30, 2016 from $199.5 million for the three months ended September 30, 2015, and partially offset by a decrease in the average yield on interest earning assets from 3.97% to 3.89%. The increase in net interest income also included a $10,000, or 4.3%, decrease in interest expense. The cost of funds declined seven basis points, from 0.53% to 0.46%, or 13.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to changes in the mix of lower costing deposit products and certificates of deposit. Additionally, the average balance of interest-bearing liabilities increased by $16.9 million, or 9.6%, to $192.7 million for the three months ended September 30, 2016 compared to $175.8 million for the three months ended September 30, 2015, primarily as a result of savings deposit received near the end of the third quarter of 2016. The net interest margin decreased during the three months ended September 30, 2016 to 3.48% compared to 3.51% for the three months ended September 30, 2015.

Provision for Loan Losses. Management recorded a loan loss provision of $25,000 and $0 for the three-month periods ended September 30, 2016 and 2015, respectively. The provision level was primarily attributable to an increase in the balances of most loan categories with purchased auto loans doubling since 2015. Additionally, specific reserves were higher at September 30, 2016 when compared to September 30, 2015. The increase was offset by improvements in the historical loss levels and qualitative factors during 2016, as compared to 2015, which lowered the loss factors applied to most loan categories in the general reserve. Furthermore, net charge-offs were higher for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The economic conditions in the local market continue to negatively impact the ability of some borrowers to keep current per terms of their obligations. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 6.2% in LaSalle County, 5.9% in Grundy County, and 5.5% for the State of Illinois, versus the national level of 5.0%, in each case as of August 2016. Based on a review of the loans that were in the loan portfolio at September 30, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Other Income. The following table summarizes other income for the three months ended September 30, 2016 and 2015.

	Three months ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$-	$-	-%
Gain on sale of loans	143	58	85	146.55
Gain on sale of OREO	77	169	(92)	(54.44)
Gain on sale of repossessed assets	-	7	(7)	(100.00)
Loan origination and servicing income	103	100	3	3.00
Origination of mortgage servicing rights, net of amortization	15	(3)	18	600.00
Customer service fees	119	123	(4)	(3.25)
Income on bank owned life insurance	12	12	-	-
Other	29	27	2	7.41
Total other income	$498	$493	$5	1.01%

The increase in total other income was primarily due to an increase in gains on sale of loans and the origination of mortgage servicing rights, as a result of an increase in loans originated for sale into the secondary market. The increases were partially offset by a decrease in the gain on sale of OREO due to the sale of fewer OREO properties during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2016 and 2015.

	Three months ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$840	$740	$100	13.51%
Directors fees	41	38	3	7.89
Occupancy	171	168	3	1.79
Deposit insurance premium	37	46	(9)	(19.57)
Legal and professional services	83	82	1	1.22
Data processing	131	124	7	5.65
Loan expense	125	102	23	22.55
Valuation adjustments and expenses on foreclosed real estate	32	45	(13)	(28.89)
Loss on sale of OREO	5	-	5	100.00
Other	269	227	42	18.50
Total other expenses	$1,734	$1,572	$162	10.31%

Efficiency ratio (1)	72.13%	70.15%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to an increase in salaries and employee benefits, which was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio increased due to increased other expense for the 2016 period primarily due to additional personnel to support our mortgage lending.

Income Taxes. The Company recorded income tax expense of $223,000 and $211,000 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the Company had net income of $421,000 with approximately $139,000 in tax exempt income, compared to net income of $457,000 with approximately $146,000 in tax exempt income for the three months ended September 30, 2015. The lower amount of pre-tax income and the ratio of tax-exempt income to pre-tax income caused the change in tax expense recorded at September 30, 2016, compared to September 30, 2015.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended September 30, 2016 and 2015, as follows:

	Three Months Ended
	September 30,
	2016	2015

Expected income taxes	$225,580	$233,641
Income tax effect of:
State taxes, net of federal tax benefit	32,218	33,319
Tax exempt interest	(44,331)	(47,076)
Income taxed at lower rates	(6,445)	(6,676)
Other	16,229	(2,644)
	$223,251	$210,564

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

General. Net income for the nine months ended September 30, 2016 was $1.1 million compared to $0.5 million for the nine months ended September 30, 2015. Net income during the first nine months of 2016 was higher than the first nine months of 2015 primarily due to a decrease in other expense, an increase in net interest income, and an increase in other income, partially offset by an increase in provision expense and an increase in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,433	$5,140	$293	5.70%
Securities:
Residential mortgage-backed securities	424	473	(49)	(10.36)
State and municipal securities	404	425	(21)	(4.94)
Dividends on non-marketable equity securities	5	5	-	-
Interest-bearing deposits	22	11	11	100.00
Total interest and dividend income	6,288	6,054	234	3.87
Interest expense:
Deposits	612	658	(46)	(6.99)
Borrowings	27	47	(20)	(42.55)
Total interest expense	639	705	(66)	(9.36)
Net interest income	$5,649	$5,349	$300	5.61%

The following table presents for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Nine Months Ended September 30,
	2016			2015
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$147,498	$5,433	4.91%	$139,382	$5,140	4.92%
Securities, net (2)	46,380	828	2.38%	49,949	898	2.40%
Non-marketable equity securities	955	5	0.70%	1,546	5	0.43%
Interest-bearing deposits	9,374	22	0.31%	8,084	11	0.18%
Total interest-earning assets	204,207	6,288	4.11%	198,961	6,054	4.06%
Non-interest-earning assets	18,559			20,105
Total assets	222,766			219,066

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,750	$48	0.21%	$29,008	$45	0.21%
Savings accounts	29,754	15	0.07%	22,841	12	0.07%
Certificates of Deposit accounts	85,281	539	0.84%	94,000	592	0.84%
Checking accounts	27,835	10	0.05%	25,807	9	0.05%
Advances and borrowed funds	3,927	27	0.92%	2,677	47	2.34%
Total interest-bearing liabilities	177,547	639	0.48%	174,333	705	0.54%
Non-interest-bearing liabilities	13,544			14,767
Total liabilities	191,091			189,100
Equity	31,675			29,966
Total liabilities and equity	222,766			219,066
Net interest income		$5,649			$5,349
Net interest rate spread (3)			3.63%			3.52%
Net interest margin (4)			3.69%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.02%			114.13%

(1) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.

(2) Includes unamortized discounts and premiums.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2016 and 2015. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2016 Compared to 2015
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$299	$(6)	$293
Securities, net	(63)	(7)	(70)
Non-marketable equity securities	(3)	3	-
Interest-bearing deposits	3	8	11
Total interest-earning assets	$236	$(2)	$234
Interest expense on
Money Market accounts	$3	$-	$3
Passbook accounts	3	-	3
Certificates of Deposit accounts	(55)	2	(53)
Checking	1	-	1
Advances and borrowed funds	9	(29)	(20)
Total interest-bearing liabilities	(39)	(27)	(66)
Change in net interest income	$275	$25	$300

Net interest income increased $0.3 million, or 5.6%, to $5.6 million for the nine months ended September 30, 2016 compared to $5.3 million for the nine months ended September 30, 2015. Interest and dividend income increased $0.2 million due to an increase in the average balances of interest-earning assets of $5.2 million and the yield increasing on interest-earning assets from 4.06% to 4.11% due to changes in the mix of the portfolio. The increase in net interest income also included a $66,000, or 9.4%, decrease in interest expense. The cost of funds declined six basis points, from 0.54% to 0.48%, or 11.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to changes in the mix of lower costing deposit products and certificates of deposit. Additionally, the average balance of interest-bearing liabilities increased by $3.2 million, or 1.9%. The net interest margin increased during the nine months ended September 30, 2016 to 3.69% compared to 3.58% for the nine months ended September 30, 2015.

Provision for Loan Losses. Management recorded a loan loss provision of $302,500 and $220,000 for the nine month periods ended September 30, 2016 and 2015, respectively. The provision level was primarily attributable to an increase in the balances of most loan categories, with purchased auto loans doubling since 2015. Additionally, specific reserves were higher at September 30, 2016 when compared to September 30, 2015. Furthermore, net charge-offs are slightly higher for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was offset by improvements in the historical loss levels and qualitative factors during 2016, as compared to 2015, which lowered the loss factors applied to most loan categories in the general reserve. The economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 6.2% in LaSalle County, 5.9% in Grundy County, and 5.5% for the State of Illinois, versus the national level of 5.0%, in each case as of August 2016. Based on a review of the loans that were in the loan portfolio at September 30, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Other Income. The following table summarizes other income for the nine months ended September 30, 2016 and 2015.

	Nine months ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$8	$22	$(14)	(63.64)%
Gain on sale of loans	331	148	183	123.65
Gain on sale of OREO	188	216	(28)	(12.96)
Gain on sale of repossessed assets	2	9	(7)	(77.78)
Loan origination and servicing income	239	245	(6)	(2.45)
Origination of mortgage servicing rights, net of amortization	42	7	35	500.00
Customer service fees	319	328	(9)	(2.74)
Income on bank owned life insurance	37	36	1	2.78
Other	78	80	(2)	(2.50)
Total other income	$1,244	$1,091	$153	14.02%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in the origination of mortgage servicing rights, offset by decreases in the gain on sale of securities and a decrease in gains on sales of OREO. The increase in gains on sale of loans was primarily a result of an increase in loans originated for sale into the secondary market. The decrease in the gains on sale of securities was due to a decrease in the amount of securities sold during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in the gain on sale of OREO is due to the sale of fewer OREO properties during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Other Expense. The following table summarizes other expense for the nine months ended September 30, 2016 and 2015.

	Nine months ended
	September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$2,505	$2,151	$354	16.46%
Directors fees	122	113	9	7.96
Occupancy	478	499	(21)	(4.21)
Deposit insurance premium	127	135	(8)	(5.93)
Legal and professional services	258	268	(10)	(3.73)
Data processing	386	1,296	(910)	(70.22)
Loss on sale of securities	3	2	1	50.00
Loan expense	285	258	27	10.47
Valuation adjustments and expenses on foreclosed real estate	101	155	(54)	(34.84)
Loss on sale of OREO	5	-	5	100.00
Loss on sale of repossessed assets	-	12	(12)	(100.00)
Other	747	703	44	6.26
Total other expenses	$5,017	$5,592	$(575)	(10.28)%

Efficiency ratio (1)	72.78%	86.83%

 (1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expense was primarily due to a decrease in data processing expenses, offset by increases in salaries and employee benefits. Data processing expenses were lower during the first nine months of 2016 as compared to 2015, because the Company was still supporting two core processing systems during the 2015 period as a result of our merger with Twin Oaks and was incurring additional costs related to merging the two systems. The increase in salaries and employee benefits was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to decreased other expenses for the current period primarily due to the absence of merger-related expenses as well as stronger revenue numbers.

Income Taxes. The Company recorded income tax expense of $0.5 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the Company had net income of $1.1 million with approximately $421,000 in tax-exempt income, compared to net income of $0.5 million with approximately $438,000 in tax-exempt income for the nine months ended September 30, 2015. The higher amount of pre-tax income and the ratio of tax-exempt income to pre-tax income caused the change in tax expense recorded at September 30, 2016, compared to September 30, 2015.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the nine months ended September 30, 2016 and 2015, as follows:

	Nine Months Ended
	September 30,
	2016	2015

Expected income taxes	$550,741	$220,032
Income tax effect of:
State taxes, net of federal tax benefit	80,219	31,116
Tax exempt interest	(134,320)	(140,750)
Income taxed at lower rates	(15,735)	(6,287)
Other	39,158	884
	$520,063	$104,995

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, including federal funds sold, which enable us to meet lending requirements or long-term investments when loan demand is low.

At September 30, 2016, the Bank had outstanding commitments to originate $1.8 million in loans, unfunded lines of credit of $11.3 million, and $1.6 million in commitments to fund construction loans. In addition, as of September 30, 2016, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $34.1 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2016, the Bank had $58.2 million of available credit from the FHLBC and there were $8.6 million in FHLBC advances outstanding. In addition, as of September 30, 2016 the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2016, the Company had cash and cash equivalents of $264,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6,0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2016 of 19.72%, 18.47%, 18.47%, and 13.02%, respectively, compared to ratios at December 31, 2015 of 22.36%, 21.10%, 21.10% and 13.18%, respectively. Beginning on January 1, 2016, the Bank must begin holding 0.625% of risk-weighted assets and would increase by that amount annually, until fully implemented in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. At September 30, 2016, the Bank had a capital conservation buffer of 11.72%. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements. Capital ratios were artificially deflated at September 30, 2016 as a result of a temporary increase in assets during September 2016, resulting from $50.1 million of funds received in the subscription and community offerings for shares of Company common stock in connection with the Bank’s second-step conversion which was completed on October 11, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including, its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be material to the financial condition and results of operations of the Company.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in Ottawa Savings Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. As of September 30, 2016, the risk factors of the Company have not changed materially from those reported in Ottawa Savings Bancorp’s Annual Report on Form 10-K. However, the risks described in Ottawa Savings Bancorp’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.       Description

3.1

Articles of Incorporation of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016)

3.2	Bylaws of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.
Registrant

Date: November 14, 2016	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)