Form 10-K
period 2016-12-31
Ottawa Bancorp Inc
filed 2017-03-29
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 1-37914

OTTAWA BANCORP, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	81-2959182
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

925 LaSalle Street, Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (815) 433-2525

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, Par Value $0.01 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer

☐ Accelerated Filer

☐ Non-Accelerated filer (do not check if a smaller reporting company)

☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of June 30, 2016, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,083,845 (based on the last sale price of the common stock on the OTC Bulletin Board of $11.94 per share on June 30, 2016).

The number of shares of Common Stock of the registrant issued and outstanding as of March 27, 2017 was 3,467,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2016

 i

PART I

  Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2016 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

General

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity and unitary savings and loan holding company for Ottawa Savings Bank, a federally chartered savings bank. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp, Inc. were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock. The Company is a publicly traded banking company with assets of $230.2 million at year-end 2016 and is headquartered in Ottawa, Illinois.

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Joliet and Peru, Illinois. Ottawa Savings Bank’s market area includes all of LaSalle County and parts of Grundy County in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County.

Ottawa Savings Bank’s principal business consists of originating one-to-four family residential real estate mortgage loans and home equity lines of credit, and to a lesser extent, non-residential real estate, multi-family and construction loans. We also offer commercial and industrial loans and other consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from other income including realized gains on sales of loans associated with loan production, deposit fees and service charges, realized gains on sales of other real estate owned, realized gains on sales of securities and loan fees.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing high quality customer service and innovative new products. Highlights of our business strategy are as follows:

●	Continue to emphasize the origination of one-to four-family mortgage loans, including investor-owned (e.g., non-owner occupied) one-to-four family mortgage loans;
●	Aggressively market core deposits;
●	Offer a broad range of financial products and services to both retail and commercial customers in our market area;
●	Pursuing opportunities to increase non-residential real estate lending, which we consider to be comprised of commercial real estate, land and multi-family loans in our market area;
●	Continue to utilize conservative underwriting guidelines to limit credit risk in our loan portfolio to achieve a high level of asset quality; and
●	Considering judicious expansion into new market areas to grow our business through the addition of new branch locations and/or through possible acquisitions.

 Market Area and Competition

The Company is headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Its market area, which benefits from its proximity to Chicago, includes all of LaSalle County and parts of Grundy County.

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area, including a number of independent banks, and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies. The Bank believes that its long-standing presence in Ottawa, Illinois, its recent expansion into Grundy County as a result of the Twin Oaks acquisition, and its personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Excluding our purchased loan portfolio and except as noted below, the majority of our loans are made within our local market. However, on occasion we originate loans to borrowers outside our market area. At December 31, 2016, loans made to borrowers outside LaSalle and Grundy Counties (including loans made to borrowers located in neighboring counties in Illinois) totaled $58.7 million, or 35.3% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the undisbursed portion of construction loan funds, the allowance for loan losses and net deferred costs (fees).

	At December 31,
	2016		2015		2014		2013		2012
	(Dollars in Thousands)
		Percent		Percent		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
One-to-four family	$107,041	64.48%	$99,451	69.77%	$98,976	67.95%	$79,168	68.64%	$83,162	66.26%
Multi-family	5,183	3.12%	3,970	2.78%	3,112	2.14%	2,745	2.38%	4,850	3.86%
Non-residential real estate	22,560	13.59%	20,177	14.16%	20,929	14.37%	17,017	14.75%	20,506	16.34%
Commercial	16,645	10.03%	12,069	8.47%	12,242	8.41%	7,860	6.81%	8,648	6.89%
Consumer direct	2,860	1.72%	1,651	1.16%	1,724	1.18%	392	0.34%	543	0.43%
Purchased auto	11,714	7.06%	5,212	3.66%	8,665	5.95%	8,162	7.08%	7,810	6.22%
Total loans, gross	166,003	100.00%	142,530	100.00%	145,648	100.00%	115,344	100.00%	125,519	100.00%
Undisbursed portion of loan funds	(3,011)		(94)		(756)		(1,696)		(56)
Allowance for loan losses	(2,247)		(2,224)		(2,315)		(2,910)		(3,381)
Deferred loan costs (fees), net	(159)		(102)		(76)		(65)		(87)
Total loans, net	$160,586		$140,110		$142,501		$110,673		$121,995

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
One-to-four family	$-	$1,978	$212	$648	$697
Multi-family	599	-	623	645	2,332
Non-residential real estate	1,148	711	665	680	2,020
Commercial	4,814	2,922	-	-	-
Purchased auto loans	11,714	5,212	8,665	8,162	7,810
Total	$18,275	$10,823	$10,165	$10,135	$12,859

   Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2016. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2016
	One-to-		Non-
	four		residential		Consumer	Purchased
	family	Multi-family	real estate	Commercial	direct	auto	Total
	(In Thousands)
Amounts due one year or less	$8,334	$-	$1,759	$7,115	$90	$152	$17,450
After one year
More than one year to three years	1,619	431	399	2,572	577	1,487	7,085
More than three years to five years	1,217	663	1,963	4,515	1,474	2,802	12,634
More than five years to ten years	11,091	1,460	5,889	2,365	468	7,273	28,546
More than ten years to twenty years	43,057	2,326	10,607	78	251	-	56,319
More than twenty years	41,723	303	1,943	-	-	-	43,969
Total due after December 31, 2017	98,707	5,183	20,801	9,530	2,770	11,562	148,553
Gross loans receivable	$107,041	$5,183	$22,560	$16,645	$2,860	$11,714	$166,003
Less:
Undisbursed portion of loan funds							(3,011)
Allowance for loan losses							(2,247)
Deferred loan costs (fees), net							(159)
Total loans, net							$160,586

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$36,313	$62,394	$98,707
Multi-family	1,535	3,648	5,183
Non-residential real estate	8,769	12,032	20,801
Commercial	2,498	7,032	9,530
Consumer direct	2,770		2,770
Purchased auto	11,562	-	11,562
Total	$63,447	$85,106	$148,553

Asset Quality. Within our investment portfolio we have no subprime or Alt-A backed instruments among our securities. Historically, our lending activity has promoted home ownership in the communities we serve. Our consumer and residential mortgage loans are originated consistent with the underwriting approach described herein. This includes an assessment of each borrower’s personal financial condition, including a review of credit reports and related FICO scores as well as verification of income and assets. The Company does not conduct lending programs that target the subprime market. During the ordinary course of business to achieve our goal of being a community bank, we originate and manage loans in our portfolio to some borrowers with a risk of default higher than customers considered prime. Thus, an extended economic downturn may affect us indirectly, albeit to a lesser extent than it would likely impact those banks and thrifts that produce and retain significant portfolios that target such loans and securities. While we believe that the nature of our one-to-four family lending niche and our underwriting standards would limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that directly target subprime and Alt-A lending—another downturn in the credit cycle could result in our experiencing higher levels of charge-offs and/or provisions for loan losses, which might impact our results of operations.

One- to-Four Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30-year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 1.875%, 2.875% and 3.125% for the one, three and five-year adjustable rate loans, respectively, and range of 4.5% to 6.5% for non-owner occupied one-to-four family properties, respectively, at this time.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We also regularly make loans secured by non-owner occupied one-to-four family residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. In reaching a decision on whether to originate a non-owner occupied one-to-four family residential real estate loan, we consider the net operating income of the property, the borrower’s credit history and profitability, and the value of the underlying property. At December 31, 2016, loans secured by non-owner occupied one-to-four family properties totaled $18.7 million, or 18.7% of our total one-to-four family residential loan portfolio.

We generally do not make conventional loans with loan-to-value ratios exceeding 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance, government guarantee or additional collateral. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors and licensed by the State of Illinois. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

Our largest one-to-four family residential loan at December 31, 2016 was an owner-occupied one-to-four family residential loan for $1.0 million, of which $992,000 is outstanding. This loan is performing in accordance with its terms.

We participate with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

Residential and Commercial Construction Loans. On occasion we originate (i) residential construction loans to individuals and purchase loans that finance the construction of residential dwellings for personal use, which we classify within our one-to-four family loan portfolio, and (ii) commercial construction loans for the development of projects including condominiums, apartment buildings, single-family subdivisions, single-family investor loans, as well as owner-occupied properties used for business, which we classify within our construction loan portfolio.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. At December 31, 2016, our largest outstanding residential construction loan was for $1.1 million, of which $597,000 was disbursed. We also require periodic inspections of the property during the term of the construction. We also require periodic inspections of the property during the term of the construction.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At December 31, 2016, our largest outstanding commercial construction loan was for $3.0 million, of which $2.4 million was disbursed.

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio.

Multi-Family and Non-Residential Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by multi-family and non-residential real estate. Our multi-family and non-residential real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses.

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three and five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. Loan amounts generally do not exceed 80% of the appraised value for well-qualified borrowers.

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraised value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the CMT plus a spread. For adjustable loans in this class, the loans generally have an interest rate floor.

Our largest non-residential real estate loan at December 31, 2016 was a troubled debt restructured loan from 2012 with a restructured balance of $2.0 million, of which $1.6 million is outstanding. This loan is performing in accordance with its modified terms, but the borrower has advised us of financial difficulties and the underlying property is for sale. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%. On March 10, 2017, the Bank received the pay-off from the borrower. The pay-off resulted in reduction of impaired loans and substandard assets of approximately $1.6 million.

Loans secured by multi-family and non-residential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and non-residential real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets and equipment. We loan primarily to businesses with less than $5,000,000 in annual revenues. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank has originated commercial loans from Bankers Healthcare Group in prior years. Bankers Healthcare Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house.

Consumer Loans. We offer a variety of consumer loans, which include auto, share loans and personal unsecured loans to our customer base. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s credit-worthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws may limit the amount which can be recovered on such loans.

Purchased Auto Loans. We purchase auto loans from regulated financial institutions. At December 31, 2016 and 2015, we had $11.7 million and $5.2 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. For the year ended December 31, 2016, we purchased $10.4 million of auto loans and we did not purchase any auto loans during 2015.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2016, we had an aggregate of $18.3 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2016 was a commercial loan for $2.7 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $18.8 million and $7.9 million of loans in the years ended December 31, 2016 and 2015, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For the Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Beginning balance, net	$140,110	$142,501	$110,673	$121,995	$127,972
Loans originated
One-to-four family	37,850	18,945	9,195	9,847	13,055
Multi-family	901	2,413	-	19	77
Non-residential real estate	5,544	1,898	2,775	3,182	3,888
Commercial	4,288	6,352	3,513	1,284	535
Construction	5,199	757	412	2,111	105
Consumer direct	2,460	842	505	248	265
Total loans originated	56,242	31,207	16,400	16,691	17,925
Loans acquired in Twin Oaks merger	-	-	29,796	-	-
Loans purchased
One-to-four family	-	2,000	-	-	-
Multi-family	600	-	-	-	-
Non-residential real estate	1,100	-	-	-	-
Commercial	3,146	-	-	-	-
Purchased auto	10,357	-	4,038	4,048	5,847
Total loans purchased	15,203	2,000	4,038	4,048	5,847
Loan sales (1)	(18,592)	(7,630)	(3,057)	(5,592)	(8,333)
Principal payments	(29,380)	(28,695)	(16,873)	(25,322)	(22,890)
Change in allowance for loan losses	(23)	91	595	471	1,366
Change in undisbursed loan funds	(2,917)	662	940	(1,640)	115
Change in deferred loan costs (fees), net	(57)	(26)	(11)	22	(7)
Ending balance, net	$160,586	$140,110	$142,501	$110,673	$121,995

(1)   All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $500,000. Residential loans and all commercial loans above $500,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our officers’ loan committee. This committee consists of our President, Executive Vice-President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million up to $2 million, approval is required by a majority of our level two loan committee, which consists of the officers’ loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the loan committee of the Board of Directors, which consists of the officers’ loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2016, our regulatory maximum was $6.3 million.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 10 days past due. If payment is not then received by the 30th day of delinquency, additional letters are sent and phone calls are made to the customer. When the loan becomes 120 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2016
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	1	$23	9	$1,089	10	$1,112
Multi-family	-	-	-	-	-	-
Non-residential real estate	-	-	2	681	2	681
Purchased auto	-	-	1	25	1	25

Total	1	$23	12	$1,795	13	$1,818

	December 31, 2015
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$753	10	$737	15	$1,490
Multi-family	-	-	-	-	-	-
Non-residential real estate	1	113	1	18	2	131
Purchased auto	-	-	1	3	1	3

Total	6	$866	12	$758	18	$1,624

	December 31, 2014
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	4	$310	37	$1,741	41	$2,051
Multi-family	-	-	2	257	2	257
Non-residential real estate	1	420	3	115	4	535
Purchased auto	-	-	1	11	1	11

Total	5	$730	43	$2,124	48	$2,854

	December 31, 2013
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	7	$493	12	$1,613	19	$2,106
Multi-family	-	-	-	-	-	-
Non-residential real estate	2	428	2	319	4	747

Total	9	$921	14	$1,932	23	$2,853

	December 31, 2012
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$616	11	$1,622	16	$2,238
Multi-family	-	-	-	-	-	-
Non-residential real estate	1	335	3	516	4	851
Purchased auto	1	19	-	-	1	19

Total	7	$970	14	$2,138	21	$3,108

Classified Assets. Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”).

On the basis of management’s review of our assets, at December 31, 2016 and 2015, we classified $0.9 million and $0.7 million, respectively, of our assets as special mention and $4.9 million and $5.0 million, respectively, of our assets as substandard. We classified none of our assets as doubtful and there were no assets classified as loss for the years ended December 31, 2016 and December 31, 2015. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Although the economy continued to stabilize in our market during 2016, foreclosures and liquidations as a manner of reducing non-performing assets continued to prove costly. However, there are circumstances when foreclosure and liquidations are the remedy pursued. From time to time, the Company as part of our loss mitigation strategy may renegotiate the loan terms (i.e. interest rate, structure, repayment term, A/B note format, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. There were two new troubled debt restructurings (“TDRs”) during 2016 and none during 2015. TDRs are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2016, six loans (with aggregate balances of $2.3 million) of our 38 substandard loans (with aggregate balances of $4.9 million) were considered TDRs and were included in non-performing assets. At December 31, 2015, six loans (with aggregate balances of $2.6 million) of our 34 substandard loans (with aggregate balances of $5.0 million) were considered TDRs and were included in non-performing assets. During the year ended December 31, 2016, there were two new modifications classified as TDRs of approximately $79,000 and one TDR of approximately $98,000 moved to OREO. The decrease in TDR balances included in impaired loans was primarily a result of payments of approximately $156,000 and a charge-off of approximately $171,000.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Non-accrual:
One-to-four family	$2,693	$2,982	$3,733	$3,549	$3,067
Multi-family	-	-	257	-	-
Non-residential real estate	2,265	2,070	2,039	2,332	2,986
Purchased auto	24	3	11	-	-
Total non-accrual loans	4,982	5,055	6,040	5,881	6,053
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	92
Lines of credit	-	-	-	-	15
Non-residential real estate	-	-	-	-	164
Total nonperforming loans	4,982	5,055	6,040	5,881	6,324
Foreclosed real estate	33	313	233	585	1,297
Other repossessed assets	2	17	63	13	9
Total nonperforming assets	$5,017	$5,385	$6,336	$6,479	$7,630

Ratios

	December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses as a percent of gross loans receivable	1.35%	1.56%	1.59%	2.56%	2.69%
Allowance for loan losses as a percent of total nonperforming loans	45.10%	44.00%	38.33%	49.48%	53.46%
Nonperforming loans as a percent of gross loans receivable	3.00%	3.55%	4.17%	5.18%	5.04%
Nonperforming loans as a percent of total assets	2.16%	2.37%	2.72%	3.45%	3.53%
Nonperforming assets as a percent of total assets	2.18%	2.52%	2.86%	3.80%	4.26%

The total amount of non-accrual loans decreased to $5.0 million as of December 31, 2016, from $5.1 million at December 31, 2015. Total non-performing loans consist of 38 loans to 30 borrowers for the year ended December 31, 2016, as compared to 35 loans to 29 borrowers for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, gross interest income of $169,000 and $214,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized $5,000 in cash basis interest income on impaired loans for the year ended December 31, 2016 and no interest income on these loans for the year ended December 31, 2015.

On March 10, 2017, the Bank received pay-off for a $1.6 million loan that was classified as substandard as of December 31, 2016. The pay-off resulted in reduction of impaired loans and substandard assets of approximately $1.6 million.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income.

 The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. For all loans, other than performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. For performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Twin Oaks prior to the merger, and by the Company after the merger, using the most recent sixteen quarters with heavier weighting given to the most recent quarters.

This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:

●	Levels of and trends in delinquencies and impaired loans

●	Levels of and trends in charge-offs and recoveries

●	Trends in volume and terms of loans

●	Effects of any changes in risk selection and underwriting standards

●	Other changes in lending policies, procedures and practices

●	Experience, ability and depth of lending management and other relevant staff

●	National and local economic trends and conditions

●	Industry conditions

●	Effects of changes in credit concentrations

  The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2016, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

 Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Balance at beginning of year	$2,224	$2,315	$2,910	$3,381	$4,747
Charge-offs:
One-to-four family	233	296	976	1,136	2,352
Multi-family	-	34	183	282	133
Non-residential real estate	171	18	336	84	772
Commercial	-	-	-	-	52
Consumer		64	26	1	1
Purchased auto	109	74	90	16	26
	513	486	1,611	1,519	3,336
Recoveries:
One-to-four family	60	95	81	14	49
Multi-family	16	16	24	15	-
Non-residential real estate	-	-	-	136	-
Consumer	8	7	3	-	-
Purchased auto	10	7	7	8	9
	94	125	115	173	58
Net charge-offs	419	361	1,496	1,346	3,278
Additions charged to operations	442	270	901	875	1,912
Balance at end of year	$2,247	$2,224	$2,315	$2,910	$3,381
Net charge-offs to average gross loans outstanding	0.27%	0.25%	1.30%	1.12%	2.52%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2016
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,427	63.51%	64.48%
Multi-family	93	4.14%	3.12%
Non-residential real estate	367	16.33%	13.59%
Commercial	97	4.32%	10.03%
Consumer	79	3.52%	1.72%
Purchased auto	184	8.18%	7.06%
Total allowance for loan losses	$2,247	100.00%	100.00%

	2015
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,728	77.71%	69.24%
Multi-family	142	6.38%	2.78%
Non-residential real estate	198	8.90%	14.16%
Commercial	51	2.29%	8.47%
Consumer	37	1.66%	1.16%
Purchased auto	68	3.06%	3.66%
Total allowance for loan losses	$2,224	100.00%	100.00%

	2014
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,813	78.31%	66.88%
Multi-family	122	5.27%	2.14%
Non-residential real estate	245	10.58%	14.37%
Commercial	36	1.56%	8.41%
Consumer	11	0.48%	1.18%
Purchased auto	88	3.80%	5.95%
Total allowance for loan losses	$2,315	100.00%	100.00%

	2013
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,277	78.25%	66.81%
Multi-family	141	4.85%	2.38%
Non-residential real estate	388	13.33%	14.75%
Commercial	30	1.03%	6.81%
Consumer	2	0.07%	0.34%
Purchased auto	72	2.47%	7.08%
Total allowance for loan losses	$2,910	100.00%	100.00%

	2012
	(Dollars in Thousands)
One-to-four family	$2,057	60.84%	66.17%
Multi-family	162	4.79%	3.86%
Non-residential real estate	1,012	29.93%	16.34%
Commercial	75	2.22%	6.89%
Consumer	1	0.03%	0.43%
Purchased auto	74	2.19%	6.23%
Total allowance for loan losses	$3,381	100.00%	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our market areas. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

Total allowance for loan losses remained consistent at $2.2 million for both December 31, 2016 and 2015. Changes in the allowance for loan losses from December 31, 2015 to December 31, 2016 include an increase in specific reserves of $53,000 on impaired loans, partially offset by a decrease of $30,000 in the general portion of the reserve. Impaired loans were $4.9 million with a valuation allowance of $440,000 at December 31, 2016, as compared to $5.0 million with a valuation allowance of $387,000 at December 31, 2015. Of the $4.9 million of impaired loans, $0.5 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 4 to the Notes to the Consolidated Financial Statements). The decrease in the general portion of the reserve was due primarily to the stabilization of the nonperforming asset levels and charge-off levels which had a favorable impact on the historical loss factors. The historical loss factor for one-to-four family, multi-family, and consumer loans declined the most due to improvement in historical loss percentages in the look-back period, off-set slightly by changes in the qualitative factors applied to these segments to reflect changes in risk. The historical loss factors increased slightly for the other categories with the largest increases in the non-residential properties and purchased auto segments.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.

At December 31, 2016, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Executive Vice-President and CFO are the designated investment officers and they are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of seven external Board of Director members, meets regularly with the Executive Vice-President and CFO to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2016		2015		2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Available-for-sale
State and municipal securities	$18,156	$18,156	$19,237	$19,237	$20,225	$20,225
Residential mortgage-backed securities	26,405	26,405	27,748	27,748	32,547	32,547

Total available-for-sale	$44,561	$44,561	$46,985	$46,985	$52,772	$52,772

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2016
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$644	5.11%	$5,340	4.26%	$4,720	4.64%	$7,452	4.28%	$18,156	4.40%
Residential mortgage-backed securities	73	1.12%	25,835	2.05%	497	2.06%	-	0.00%	26,405	2.05%
Total securities available-for-sale	$717	4.70%	$31,175	2.43%	$5,217	4.39%	$7,452	4.28%	$44,561	3.00%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County, with some deposit relationships in Grundy County. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts in excess of the current limit of $250,000. Other than our relationship with CDARS, we currently do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

			At December 31,
			2016		2015		2014
				Percent		Percent		Percent
			Amount	Of Total	Amount	Of Total	Amount	Of Total
			(Dollars In Thousands)
Non-Interest Bearing Checking			$9,975	5.78%	$10,326	5.84%	$8,198	4.50%
Interest Bearing Checking			27,634	16.02%	26,390	14.93%	22,847	12.54%
Money Market accounts			29,719	17.22%	29,580	16.74%	29,278	16.07%
Savings accounts			23,988	13.90%	22,740	12.87%	22,765	12.49%
Certificates of Deposit accounts			81,231	47.08%	87,699	49.62%	99,145	54.40%
Total deposit accounts			$172,547	100.00%	$176,735	100.00%	$182,233	100.00%

Certificate Accounts, by rate
Less than 1.00%			$32,249	39.70%	$41,155	46.93%	$54,000	54.47%
1.00%	to	1.99%	48,927	60.23%	44,643	50.90%	35,840	36.15%
2.00%	to	2.99%	55	0.07%	1,900	2.17%	6,223	6.27%
3.00%	to	3.99%	-	0.00%	1	0.00%	3,072	3.10%
4.00%	to	4.99%	-	0.00%	-	0.00%	10	0.01%
5.00%	to	5.99%	-	0.00%	-	0.00%	-	0.00%
Total Certificate Accounts			$81,231	100.00%	$87,699	100.00%	$99,145	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2016		2015		2014
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$11,125	0.00%	$8,822	0.00%	$4,448
Interest Bearing Checking	0.05%	27,463	0.04%	25,115	0.05%	14,982
Money Market accounts	0.21%	30,520	0.20%	29,086	0.23%	19,627
Savings accounts	0.06%	28,353	0.06%	22,791	0.06%	18,206
Certificate of Deposit accounts	0.96%	84,589	0.93%	92,777	0.98%	82,056
Total	0.53%	$182,050	0.54%	$178,591	0.63%	$139,319

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Beginning of period	$176,735	$182,233	$145,769
Deposits acquired in Twin Oaks Merger	-	-	49,610
Net deposits (withdrawals)	(4,971)	(6,317)	(14,050)
Interest credited on deposit accounts	783	819	904
End of period	$172,547	$176,735	$182,233
Percent change	-2.37%	-3.02%	25.01%

The following table indicates the dollar amount of certificates of deposit as of December 31, 2016, by time remaining until maturity.

			Three	Over Three	Over Six	Over
			Months	To Six	To Twelve	Twelve
			Or Less	Months	Months	Months	Total
			(In Thousands)
Less than $100,000			$5,054	$5,428	$9,817	$28,494	$48,793
$100,000	to	$250,000	2,500	3,863	4,210	15,202	25,775
Over $250,000			589	657	593	4,824	6,663
Total			$8,143	$9,948	$14,620	$48,520	$81,231

			Less than	1 to 2	2 to 3	3 to 4	4 to 5
			1 year	years	years	years	years	Total
			(In Thousands)
Less than 1.00%			$20,904	$10,866	$453	$26	$-	$32,249
1.00%	to	1.99%	11,757	19,379	8,094	6,106	3,591	48,927
2.00%	to	2.99%	50	5	-	-	-	55
3.00%	to	3.99%	-	-	-	-	-	-
4.00%	to	4.99%	-	-	-	-	-	-
5.00%	to	5.99%	-	-	-	-	-	-
Total			$32,711	$30,250	$8,547	$6,132	$3,591	$81,231

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 35% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $1.1 million of Federal Home Loan Bank advances outstanding at December 31, 2016. At December 31, 2016, we had the ability to borrow an additional $65.3 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2016, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2016, we had 42 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank as a federal savings bank is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation (“FDIC”). Ottawa Savings Bank must file reports with the OCC and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Bancorp, Inc., and Ottawa Savings Bank and their operations.

The Dodd-Frank Act made extensive changes to the regulation of Ottawa Savings Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Ottawa Savings Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Ottawa Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are applicable to Ottawa Savings Bank and Ottawa Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Ottawa Savings Bank and Ottawa Bancorp, Inc.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Ottawa Savings Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. In July 2013, the Office of the Comptroller of the Currency and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits, which are $250,000 per depositor by the Deposit Insurance Fund (“DIF”) of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ottawa Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2016, Ottawa Savings Bank maintained 81.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30-days prior written notice to and receive the non-objection of, the Federal Reserve Board of the capital distribution if, like Ottawa Savings Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Ottawa Savings Bank’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Ottawa Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Ottawa Savings Bank, including Ottawa Bancorp and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Ottawa Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ottawa Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons’ control, is limited. The laws limit both the individual and aggregate amount of loans that Ottawa Savings Bank may make to insiders based, in part, on Ottawa Savings Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Ottawa Bancorp’s capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (ii) the ownership of more than 1% of the outstanding securities (or that represents more than 5% of the total assets of the employee and/or family member) of any business entity that does business with or is in competition with the Company.

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2016 of $0.5 million.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2016, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; and a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Ottawa Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations. Ottawa Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Ottawa Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•

The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Holding Company Regulation

General. As a savings and loan holding company, Ottawa Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Ottawa Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all banks and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of “control” may occur, and prior notice is required, upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Ottawa Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Ottawa Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2013. For its 2016 fiscal year, Ottawa Savings Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.3 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ottawa Savings Bank makes a “non-dividend distribution” to Ottawa Bancorp, Inc. as described below.

Distributions. If Ottawa Savings Bank makes “non-dividend distributions” to Ottawa Bancorp, Inc., the distributions will be considered to have been made from Ottawa Savings Bank’s un-recaptured tax bad debt reserves, to the extent of the “non-dividend distributions,” and then from Ottawa Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Ottawa Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of Ottawa Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Ottawa Savings Bank’s current or accumulated earnings and profits will not be so included in Ottawa Savings Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Ottawa Savings Bank makes a non-dividend distribution to Ottawa Bancorp, Inc., approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Ottawa Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Tax Allocation Agreement. Ottawa Bancorp, Inc. and Ottawa Savings Bank have executed a Tax Allocation Agreement. The purpose of this agreement is to set forth the rights and obligations of Ottawa Bancorp, Inc. and Ottawa Savings Bank for purposes of filing consolidated federal and state combined income tax returns.

Under the Tax Allocation Agreement, Ottawa Bancorp, Inc. and Ottawa Savings Bank calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank pays that tax liability to Ottawa Bancorp, Inc. Payments are made no earlier than five days prior to the time that Ottawa Bancorp, Inc. is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank has a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Bancorp, Inc. pays an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carry-back available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Ottawa Bancorp, Inc. pays Ottawa Savings Bank an amount equal to the tax savings from using that loss.

Ottawa Savings Bank is required to contribute to Ottawa Bancorp, Inc. its share of any required estimated tax payments. When the consolidated or combined return is actually filed, if the estimated payments by Ottawa Savings Bank to Ottawa Bancorp, Inc. exceed the amount of Ottawa Savings Bank’s tax liability on a separate entity basis, Ottawa Bancorp, Inc. will refund the excess to Ottawa Savings Bank. If Ottawa Savings Bank’s tax liability on a separate entity basis exceeds the estimated payments it has paid to Ottawa Bancorp, Inc., Ottawa Savings Bank will pay the deficiency to Ottawa Bancorp, Inc.

State Taxation

Ottawa Savings Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.75% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

ITEM 1A. RISK FACTORS

Our origination or purchase of non-residential real estate, multi-family, commercial or construction loans may expose us to increased lending risks.

Our loan portfolio includes non-residential real estate, multi-family, commercial and construction loans. We intend to continue to underwrite loans of this nature when it is prudent to do so from a business standpoint as long as the loans fall within internal policy limits and enable us to remain in compliance with regulatory guidelines and limits. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to-four family residential mortgage loan.

Our origination of non-owner occupied one-to-four family residential mortgage loans may expose us to increased lending risks.

At December 31, 2016, loans secured by non-owner occupied one-to-four family residential properties totaled $18.7 million, or 17.7% of our total residential loan portfolio. We intend to continue to make loans secured by non-owner occupied one-to-four family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2016, our allowance for loan losses as a percentage of total gross loans was 1.35% and as a percentage of total non-performing loans was approximately 45.10%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2016, was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2016 and December 31, 2015-- Provision for Loan Losses.”

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2016, we had a $2.4 million net deferred tax asset. We have determined that no valuation allowance is required as of December 31, 2016, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. At December 31, 2016, we had federal net operating loss carry forwards of $0.6 million. The federal net operating loss carry forwards will begin to expire in 2033. Future events such as the expiration of net operating loss carry forwards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our earnings and capital.

Additionally, any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax assets valuation allowance and a corresponding charge against earnings. The President of the U.S. and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax will have on the currently expected full utilization of the deferred tax assets. If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.

Fiscal challenges facing the U.S government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the recent federal government shutdown and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Additionally, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) had been near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have been volatile since rising during the latter part of 2013 from historically low levels. In recent quarters the Federal Reserve Board’s policy has been to begin raising interest rates from their historically low levels. Market interest rates on the loans we have originated and the yields on securities we have purchased had been at historically low levels for the past several years. For the year ended December 31, 2016, our interest rate spread was 3.57% compared to 3.55% for the year ended December 31, 2015. The average yield on our interest-earning assets has increased. If interest rates rise as projected in 2017, the rising interest rate environment will likely continue to adversely affect our net interest income, which would likely have an adverse effect on our profitability. As short-term interest rates rise, and rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Increases in interest rates can result in decreased prepayments of loans and mortgage-related securities, as borrowers maintain existing borrowings.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2016, we held approximately 14.1% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of 23 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 1.4% of all bank and thrift deposits which was the 12th largest market share of deposits out of 13 financial institutions (excluding credit unions). We face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our ability to originate larger loans is limited by our lower loans to one borrower limit, which reduces our ability to compete for certain types of loans and can reduce our interest income. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.

Future expansion strategy may negatively impact our earnings.

We consider our primary market area to consist of LaSalle and Grundy Counties, Illinois. We currently operate three full-service branches with our headquarters located in Ottawa, Illinois and two additional branch locations in Marseilles and Morris, Illinois, a loan production office in Joliet, Illinois, and a loan production office in Peru, Illinois. Although we do not currently have any specific plans for expansion, in the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

The loss of any one of our senior executive officers could hurt our operations.

We rely heavily on our senior executive officers. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers’ positions with us should we need to find replacements for any of these senior members of management.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions in our market area.

As of December 31, 2016, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle and Grundy Counties in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans, and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2016, we had $650,000 of goodwill and $711,000 of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles and mortgage servicing rights. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

 An interruption in or breach in security of our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business, and while we have established policies and procedures to prevent or limit the impact of system failures, interruptions, or security breaches, there can be no guarantees that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to third-party providers. If our third-party providers encounter difficulties, or if we are unable to communicate with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. The occurrence of any failures, interruptions, or security breaches to our systems or those of our third-party providers could result in a loss of customer business, additional regulatory scrutiny, and exposure to legal liability, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

The trading history of our common stock is characterized by low trading volume. The value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

Although our common stock trades on the Nasdaq Capital Market (“Nasdaq”), we cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or anticipated fluctuations in our operating results;
●	changes in interest rates;
●	changes in the legal or regulatory environment in which we operate;
●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
●	future sales of our common stock;
●	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and
●	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price at which you purchased shares. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly-regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OCC, our chartering authority and the FDIC, as insurer of our deposits. Ottawa Bancorp, Inc. and Ottawa Savings Bank are both subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact these changes on our activities and results of operations is difficult to predict.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Ottawa Savings Bank could among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan as discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K above. The CFPB has also issued guidance which could radically reshape the automotive financing industry by subjecting indirect auto lenders to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are located and conduct our business at our main office at 925 LaSalle Street, Ottawa, Illinois, as well as at our two branch offices in Marseilles and Morris, Illinois and our loan production offices in Joliet and Peru, Illinois. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to these facilities at December 31, 2016.

		Net Book
	Year	Value at
	Opened/	December 31,	Square	Owned/
Location	Acquired	2016	Footage	Leased
925 LaSalle Street, Ottawa, IL 61350	1958	$6,118,800	21,000	Owned
125 West Bluff Street, Marseilles IL 61341	2014	$293,203	3,286	Owned
1508 Creek Drive, Morris IL 60450	2014	$360,186	2,729	Owned
350 Houbolt Road, Suite 205, Joliet, IL 60431 (1)	2016	-	850	Leased (2)
1112 Peoria Street, Peru, IL 61354 (1)	2016	-	1,500	Leased (3)

_________
(1) Denotes loan production office
(2) Month to Month
(3) Lease expires in October 2017

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY PROCEEDINGS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “OTTW”. Prior to October 12, 2016, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2016, the Company had 479 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the Nasdaq (for the fourth quarter 2016) and OTC Bulletin Board (for all other periods) during the periods indicated in 2016 and 2015. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2016		2015
	High	Low	High	Low
First quarter	$11.20	$10.00	$11.59	$9.50
Second quarter	$13.50	$10.80	$12.00	$10.00
Third quarter	$13.98	$11.50	$11.84	$9.99
Fourth quarter	$13.60	$11.33	$11.00	$9.81

Dividend Policy

The Company paid no cash dividends during 2016 or 2015. As previously disclosed, beginning in 2017, we intend to pay cash dividends on a quarterly basis. Initially, we expect the quarterly dividends to be $0.04 per share, which equals $0.16 per share on an annualized basis and an annual yield of approximately 1.3% based on a price of $12.73 per share at December 31, 2016. We believe that the proposed level of payments is reasonable based on our review of our overall risk profile, as well as an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

Ottawa Bancorp will be subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

Dividends from the Company may depend upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings associations. We will file a consolidated federal tax return with the Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal tax purposes. Additionally, during the three-year period following the conversion, we will not be permitted to make any capital distribution to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes. See “Item 1. Business.”, “Item 1A. Risk Factors”, and “Federal and State Taxation—Federal Income Taxation.”

Issuer Purchases

There were no shares purchased by the Company during 2016.

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2016	2015	2014
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$230,161	$213,563	$221,725
Loans, net (1)	160,586	140,110	142,502
Securities available for sale	44,561	46,985	52,772
Deposits	172,547	176,735	182,233
Stockholders' Equity	51,936	30,712	29,708
Book Value per common share	$14.98	$10.61	$10.26

(1)     Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$8,423	$8,078	$6,595
Total interest expense	856	907	953
Net interest income	7,567	7,171	5,642
Provision for loan losses	442	270	901
Other income	1,748	1,509	878
Other expense	7,012	7,393	4,467
Income tax expense (benefit)	600	246	348
Net income (loss)	$1,261	$771	$804
Basic earnings (loss) per share	$0.43	$0.27	$0.39
Diluted earnings (loss) per share	$0.42	$0.27	$0.38

	At or for the Years Ended
	December 31,
	2016	2015	2014
Performance Ratios:
Return on average assets	0.56%	0.35%	0.49%
Return on average stockholders' equity	3.43	2.56	3.62
Average stockholders' equity to average assets	16.38	13.83	13.41
Stockholders' equity to total assets at end of period	22.57	14.38	13.40
Net interest rate spread (1)	3.57	3.55	3.68
Net interest margin (2)	3.65	3.62	3.75
Average interest-earning assets to average interest-bearing liabilities	119.12	114.85	111.18
Other expense to average assets	3.12	3.39	2.70
Efficiency ratio (3)	75.27	85.17	68.51
Dividend payout ratio	-	-	-
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	26.76	22.36	20.28
Tier 1 core capital (to risk-weighted assets)	25.51	21.10	19.03
Common equity Tier 1 (to risk-weighted assets) (4)	25.51	21.10	N/A
Tier 1 leverage (to adjusted total assets)	16.84	13.18	11.59
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.27	0.25	1.30
Allowance for loan losses to gross loans outstanding	1.35	1.56	1.59
Non-performing loans to gross loans (5)	3.00	3.55	4.17
Non-performing assets to total assets (5)	2.18	2.52	2.86
Other Data:
Number of full-service offices	3	3	3

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Regulatory capital ratios are based on BASEL III capital standards for 2016 and 2015 and BASEL I standards for 2014.
(5)	Non-performing assets consist of non-performing loans, foreclosed real estate, and other foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, which appear beginning on page F-1.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees, service charges, and gains on the sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, deposit insurance premiums, directors’ fees, occupancy, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is an amount necessary to absorb known or inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

The Company's total assets increased $16.6 million, or 7.8%, to $230.2 million at December 31, 2016, from $213.6 million at December 31, 2015. The increase in assets was primarily due to an increase in loans and other assets, partially offset by decreases in securities available for sale, cash and cash equivalents, non-marketable equity securities, deferred tax assets, foreclosed real estate, premises and equipment and other assets.

Cash and cash equivalents decreased $1.2 million, or 16.7%, to $5.9 million at December 31, 2016 from $7.1 million at December 31, 2015, primarily as a result of cash used in investing activities of $19.0 million exceeding cash provided by financing activities of $15.4 million and cash provided by operating activities of $2.4 million. The cash used in investing activities includes the purchase of approximately $10.4 million in auto loans and other net loan increases of $10.8 million and purchases of available for sale securities of $7.2 million, partially offset by sales, calls, maturities and paydowns of available for sale securities of $8.4 million, sales of non-marketable equity securities of $0.6 million and proceeds from the sale of foreclosed real estate of $0.5 million. The net cash provided by financing activities included net proceeds from the second-step stock offering of $22.3 million and proceeds from Federal Home Loan Bank advances of $10.0 million, offset by a principal reduction in Federal Home Loan Bank advances of $11.0 million, a decrease in deposits of $4.1 million, and the purchase of ESOP shares of $1.9 million.

Federal funds sold increased approximately $0.1 million, or 5.4%, to $1.7 million at December 31, 2016 from $1.6 million at December 31, 2015.

Securities available for sale decreased $2.4 million, or 5.2%, to $44.6 million at December 31, 2016 from $47.0 million at December 31, 2015. The decrease was primarily due to sales, calls and maturities of $2.0 million, pay-downs of $6.4 million, offset by $7.2 million in purchases. The remaining decreases were attributable to net amortization/accretion of premiums and discounts, changes in unrealized gains/losses, and gains/losses on sales.

Loans, net of the allowance for loan losses, increased $20.5 million, or 14.6%, to $160.6 million at December 31, 2016 from $140.1 million at December 31, 2015. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in consumer direct and purchased auto loans of $7.7 million, an increase in residential mortgage loans of $5.8 million, an increase in non-residential real estate loans of $2.4 million, and an increase in commercial loans of $4.6 million. The changes above are net of normal pay-downs and principal reductions.

Foreclosed real estate decreased approximately $0.3 million, or 89.5%, to $33,000 at December 31, 2016 from $0.3 million at December 31, 2015. The decrease was primarily due to the sale of 11 properties with proceeds of approximately $0.5 million, offset by an increase as a result of three properties valued at approximately $0.2 million acquired through loan foreclosures.

Total deposits decreased $4.2 million, or 2.4%, to $172.5 million at December 31, 2016, from $176.7 million at December 31, 2015. The decrease is primarily due to a decrease in certificates of deposit of $6.5 million, or 7.4%, partially offset by an increase in savings account balances of $1.2 million, or 5.5%, an increase in checking balances of $0.9 million, or 2.4% and an increase in money market balances of $0.1 million from December 31, 2015 to December 31, 2016. The decrease in certificates of deposit and the increase in savings, checking, and money market balances is due to management’s continued efforts to strategically price interest rates to position the Bank for rising interest rates and customers seeking non-term products as they wait for a better rate environment.

FHLB Advances decreased $1.0 million, or 47.6%, to $1.1 million at December 31, 2016, from $2.1 million at December 31, 2015. The Company opened new advances of $10.0 million throughout the year to fund lending activities and subsequently made principal payments of $11.0 million during the year ended December 31, 2016.

Stockholders’ equity increased $21.2 million, or 69.1% to $51.9 million at December 31, 2016 from $30.7 million at December 31, 2015. The increase in equity is primarily a result of net proceeds from the second-step stock offering of $22.3 million and net income for the year ended December 31, 2016 of $1.3 million, partially offset by the purchase of ESOP shares of $1.9 million and a decrease in other comprehensive income and other changes totaling approximately $0.4 million.

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

General. Net income was $1.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. Net income during 2016 was higher than 2015 primarily due to a decrease in other expenses, an increase in net interest income, and an increase in other income, partially offset by an increase in provision expense and an increase in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,292	$6,857	$435	6.34%
Securities:
Mortgage-backed and related securities	546	631	(85)	(13.47)
State and municipal securities	538	568	(30)	(5.28)
Non-marketable equity securities	11	8	3	37.50
Interest-bearing deposits	36	14	22	157.14
Total interest and dividend income	8,423	8,078	345	4.27
Interest expense:
Deposits	820	865	(45)	(5.20)
Borrowings	36	42	(6)	(14.29)
Total interest expense	856	907	(51)	(5.62)
Net interest income	$7,567	$7,171	$396	5.52%

Net interest income increased $0.4 million, or 5.5%, to $7.6 million for the year ended December 31, 2016 compared to $7.2 million for the year ended December 31, 2015. Interest and dividend income increased $0.3 million due to the increase in average interest earning assets of $9.4 million, partially offset by the yield decreasing on interest earning assets from 4.08% to 4.06%. The increase in net interest income was augmented by a decrease in interest expense of $51,000, or 5.6%. The cost of funds declined 4 basis points, from 0.53% to 0.49%, or 7.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to increases in lower costing deposit products and decreases in higher costing certificates of deposit. Additionally, the average balance of interest bearing liabilities increased by $1.8 million, or 1.0%. Thus, the net interest margin increased during the year ended December 31, 2016 to 3.65% compared to 3.62% at December 31, 2015.

  Provision for Loan Losses. Management recorded a loss provision of $0.4 million for the year ended December 31, 2016, compared to $0.3 million for the year ended December 31, 2015. The provision level is dictated based on activity to the allowance, including charge-offs and recoveries. Management’s assessment of risk in the portfolio is reflected in the qualitative factors, as discussed on pages 11 and 12. Based on a review of the loans that were in the loan portfolio at December 31, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

 Other Income. The following table summarizes other income for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$8	$37	$(29)	(78.38)%
Gain on sale of loans	509	227	282	124.23
Gain on sale of OREO	188	228	(40)	(17.54)
Gain on sale of repossessed assets	11	11	-	-
Loan origination and servicing income	364	324	40	12.35
Origination of mortgage servicing rights, net of amortization	66	14	52	371.43
Customer service fees	442	449	(7)	(1.56)
Income on bank owned life insurance	50	47	3	6.38
Other	110	172	(61)	(35.47)
Total other income	$1,748	$1,509	$240	15.90%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in the origination of mortgage servicing rights, offset by decreases in the gain on sale of securities and a decrease in gains on sales of OREO. The increase in gains on sale of loans and the increase in origination of mortgage servicing rights, net of amortization, was primarily a result of an increase in loans originated for sale into the secondary market. The decrease in the gains on sale of securities was due to a decrease in the amount of securities sold during 2016 as compared to 2015. The decrease in the gain on sale of OREO is primarily due to the sale of fewer OREO properties during 2016 as compared to 2015.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$3,681	$3,082	$599	19.44%
Directors fees	163	163	-	-
Occupancy	637	657	(20)	(3.04)
Deposit insurance premium	113	179	(66)	(36.87)
Legal and professional services	309	354	(45)	(12.71)
Data processing	530	1,423	(893)	(62.75)
Loss on sale of securities	3	33	(30)	(90.91)
Loan expense	447	349	98	28.08
Valuation adjustments and expenses on foreclosed real estate	105	172	(67)	(38.95)
Loss on sale of OREO	5	23	(18)	(78.26)
Loss on sale of repossessed assets	5	16	(11)	(68.75)
Other	1,014	942	72	7.64
Total other expenses	$7,012	$7,393	$(381)	(5.15)%

Efficiency ratio (1)	75.27%	85.17%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expense was primarily due to a decrease in data processing expenses, offset by increases in salaries and employee benefits. Data processing expenses were lower during 2016 as compared to 2015, because the Company was still supporting two core processing systems during part of 2015 as a result of our merger with Twin Oaks. The increase in salaries and employee benefits was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to decreased other expenses for the current period primarily due to the absence of merger-related expenses as well as stronger revenue numbers.

Income Taxes. The Company recorded an income tax expense of $0.6 million for the year ended December 31, 2016, compared to $0.2 million for the year ended December 31, 2015. The effective tax rates for the years ended December 31, 2016 and 2015 were 32.2% and 24.2%, respectively. The higher amount of pre-tax income and the ratio of tax-exempt income to pre-tax income caused the increase in tax expense recorded at December 31, 2016, as compared to December 31, 2015.

Average Balance Sheet

The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Year Ended December 31,
	2016			2015			2014
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$45,934	$1,084	2.36%	$49,672	$1,199	2.41%	$33,611	$814	2.42%
Loans receivable, net (2)	150,525	7,292	4.84%	139,523	6,857	4.91%	111,311	5,771	5.18%
Non-marketable equity securities	905	11	1.22%	1,499	8	0.53%	1,235	7	0.57%
Other investments	10,091	36	0.36%	7,312	14	0.19%	4,362	3	0.07%
Total interest-earning assets	207,455	$8,423	4.06%	198,006	$8,078	4.08%	150,519	$6,595	4.38%
Non-interest-earning assets	17,198			19,778			15,111
TOTAL ASSETS	$224,653			$217,784			$165,630

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$30,520	$64	0.21%	$29,086	$60	0.21%	$19,627	$46	0.23%
Savings accounts	28,353	20	0.07%	22,791	16	0.07%	18,206	13	0.07%
Certificates of Deposit accounts	84,589	724	0.86%	92,777	777	0.84%	82,056	886	1.08%
Checking accounts	27,463	12	0.04%	25,116	12	0.05%	14,982	7	0.05%
Advances and borrowed funds	3,225	36	1.12%	2,627	42	1.60%	510	1	0.20%
Total interest-bearing liabilities	174,150	856	0.49%	172,397	907	0.53%	135,381	953	0.70%
Non-interest-bearing liabilities	13,695			15,263			8,031
TOTAL LIABILITIES	187,845			187,660			143,412
EQUITY	36,808			30,124			22,218
TOTAL LIABILITIES AND EQUITY	$224,653			$217,784			$165,630
NET INTEREST INCOME		$7,567			$7,171			$5,642
NET INTEREST RATE SPREAD (3)			3.57%			3.55%			3.68%
NET INTEREST MARGIN (4)			3.65%			3.62%			3.75%
RATIO OF AVERAGE INTEREST- EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			119.12%			114.85%			111.18%

(1) Includes unamortized discounts and premiums.

(2) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $55,000, $40,000, and $70,000 for 2016, 2015, and 2014, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table shows the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to changes in outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2016 COMPARED TO 2015			2015 COMPARED TO 2014
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(88)	$(27)	$(115)	$388	$(3)	$385
Loans receivable, net	533	(98)	435	1,387	(301)	1,086
Non-marketable equity securities	(7)	10	3	1	-	1
Other investments	10	12	22	5	6	11
Total interest-earning assets	$448	$(103)	$345	$1,781	$(298)	$1,483

Interest expense on
Money Market accounts	$3	$1	$4	$19	$(5)	$14
Passbook savings accounts	4	-	4	3	-	3
Certificates of Deposit accounts	(70)	17	(53)	89	(198)	(109)
Checking accounts	1	(1)	-	5	-	5
Borrowed funds	7	(13)	(6)	34	7	41
Total interest-bearing liabilities	(55)	4	(51)	150	(196)	(46)
Change in net interest income	$503	$(107)	$396	$1,631	$(102)	$1,529

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of residential mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of loan products, some of which are based on the prime rate and some loan products that adjust on one- to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. To shorten asset duration, we purchase investments, which are usually three to five years in length, as well as balance our investment purchases to ensure extension risk is minimized. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

For additional information on our risk management strategy, see the sections entitled, “Item 1. Business – Delinquent Loans,” “Item 1. Business – Nonperforming Assets,” “Item 1. Business Ratios,” and “Item 1. Business - Allowance for Loan Losses.”

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. For periods subsequent to December 31, 2011, institutions are responsible for valuing their own portfolios, or arranging to obtain the required information from a third-party provider. The model utilized by the Company’s third-party provider utilizes a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 basis points instantaneously. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Year Ended December 31, 2016
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$44,913	$(4,677)	-9.43%	21.48%	16
+200	46,789	(2,801)	-5.65%	21.59%	27
+100	48,573	(1,017)	-2.05%	21.63%	31
0	49,590	-	-	21.32%	-
-100	48,533	(1,057)	-2.13%	20.31%	(101)

	Year Ended December 31, 2015
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$34,025	$(3,208)	-8.62%	17.76%	25
+200	35,419	(1,814)	-4.87%	17.86%	35
+100	36,804	(429)	-1.15%	17.90%	39
0	37,233	-	-	17.51%	-
-100	35,768	(1,465)	-3.93%	16.39%	(112)

The table above indicates that at December 31, 2016, in the event of a 100-basis point increase in interest rates, we would experience a decrease of approximately 2.1% in net portfolio value. In the event of a 200-basis point increase in interest rates, we would experience a decrease of approximately 5.7% in net portfolio value. For a 300-basis point increase in interest rates, we would experience a decreased value of approximately 9.4% in net portfolio value. In the event of a 100-basis point decrease in interest rates, we would experience a decrease of approximately 2.1% in net portfolio value. The current low rate environment has created a phenomenon where discount rates have narrowed so sharply toward the average rates on non-maturity deposits and liabilities that the typical appreciation of liabilities that normally results in a very positive impact to NPV is low and in modeling a 100-basis point decrease caused the liabilities to depreciate leading to the NPV being negative as the duration and convexity of the liabilities changed further impacting a negative effect on NPV. We evaluated the results in a declining rate scenario and believe the likelihood of this scenario occurring is remote. We will continue to adjust our strategy and monitor the impact of our adjustments to ensure that they do not exacerbate these results.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 6.80% for the year ended December 31, 2016 compared to 5.01% for the year ended December 31, 2015. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our liquidity ratio cannot be calculated using amounts disclosed in our consolidated financial statements, as many of the calculations involve monthly, quarterly, or annual averages. To calculate our liquidity ratio, the average liquidity base from the prior month is used as the denominator to calculate a daily liquidity ratio. The liquidity base consists of savings account balances, certificate of deposit balances, checking and money market balances, deposit loans and borrowings. The daily balances of these components are averaged to arrive at the liquidity base for the month, and the daily cash balances in selected general ledger accounts are used to derive our liquidity position. A daily liquidity ratio is calculated using the liquidity for the day divided by the prior month’s average liquidity base. At the end of each month, a monthly liquidity position is calculated using the average liquidity position for the month divided by the prior month’s average liquidity base. To calculate quarterly and annual liquidity ratios, we take the average liquidity for the three- or twelve-month period, respectively, and average it.

We maintain a liquidity ratio policy that establishes a target range of 1% to 5% for the liquidity ratio to assist in the management of this metric. However, during the existing low interest rate environment, we have strategically allowed this metric to be above 5% to provide for the effective management of extension risk and other interest rate risks.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, other short-term investments, earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements which begin on page F-1 of this Form 10-K.

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2016 and 2015, our loan originations totaled $56.2 million and $31.2 million, respectively. For the years ended December 31, 2016, we purchased loans totaling $15.2 million, compared to the purchase of loans totaling $2.0 million for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, we received $18.8 million and $7.9 million, respectively, from the sale of loans, resulting in gains of $0.5 million and $0.2 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $8.4 million and $14.8 million for the years ended December 31, 2016 and 2015 respectively. We purchased $7.2 million and $9.5 million in securities for the years ended December 31, 2016 and 2015, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased $4.1 million for the year ended December 31, 2016 and decreased $5.4 million for the year ended December 31, 2015. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $65.3 million and $68.3 million from the FHLBC as of December 31, 2016, and 2015, respectively. In addition, as of December 31, 2016, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were $1.1 million and $2.1 million, respectively of Federal Home Loan Bank advances at December 31, 2016 and 2015 and no Federal Funds purchased outstanding at December 31, 2016 and 2015.

At December 31, 2016, we had outstanding commitments to originate loans of $3.7 million, unfunded commitments under lines of credit of $11.3 million, unfunded commitments on construction loans of $3.0 million, and no unfunded standby letters of credit. At December 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $32.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2016, the Company had liquid assets of $9.9 million.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 will be effective for us on January 1, 2017 and the Company is currently evaluating the impact the adoption of this update will have on the consolidated financial statements. The Company believes the adoption of this update may result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages F-1 through F-49 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a)   Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as contemplated by Exchange Act Rule 13a-15(d). Based upon their evaluation, and as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 45 of this Annual Report on Form 10-K.

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2017 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be issued upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	of Outstanding Options,	Plans (Excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	32,491	4.98	-
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	32,491	4.98	-

(b) Stock Ownership. The information required in response to this item will be contained in the Proxy Statement under the caption “Stock Ownership” and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 1— Election of Directors” and “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibits

3.1

Articles of Incorporation of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016)

3.2	Bylaws of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

4.0	Form of Stock Certificate of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 4.0 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

10.1

Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.2

Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.3

Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.4

Ottawa Savings Bank Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.5

Ottawa Bancorp, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

23.1	Consent of RSM US, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income; (iv) the Condensed Statements of Stockholders' Equity; (V) The Condensed Consolidated Statements of Cash Flows and (vi) related notes.

* Indicates management contract or compensation plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control – Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.

Date: March 29, 2017	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and Director	March 29, 2017
Jon L. Kranov	(principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer	March 29, 2017
Marc N. Kingry	(principal accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 29, 2017
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 29, 2017
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 29, 2017
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 29, 2017
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 29, 2017
John M. Armstrong

/s/ CRAIG M. HEPNER	Director	March 29, 2017
Craig M. Hepner

/s/ THOMAS M. ADLER	Director	March 29, 2017
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 29, 2017
William J. Kuiper

S-1

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Financial Statements

12.31.16

Ottawa Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Bancorp, Inc. and Subsidiary as of December 31, 2016, and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Schaumburg, Illinois

March 29, 2017

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Cash and due from banks	$3,916,559	$2,096,966
Interest bearing deposits	2,030,090	5,038,753
Total cash and cash equivalents	5,946,649	7,135,719
Time deposits	250,000	250,000
Federal funds sold	1,690,000	1,604,000
Securities available for sale	44,560,680	46,984,907
Non-marketable equity securities	753,321	1,358,121
Loans, net of allowance for loan losses of $2,247,449 and $2,224,006 at December 31, 2016 and 2015, respectively	160,586,129	140,110,201
Loans held for sale	305,072	-
Premises and equipment, net	6,843,906	7,058,047
Accrued interest receivable	785,484	775,641
Foreclosed real estate	33,000	313,368
Deferred tax assets	2,593,786	2,725,354
Cash value of life insurance	2,245,578	2,195,424
Goodwill	649,869	649,869
Core deposit intangible	359,000	451,000
Other assets	2,558,910	1,951,700
Total assets	$230,161,384	$213,563,351
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$9,974,536	$10,325,832
Interest bearing	162,572,485	166,409,076
Total deposits	172,547,021	176,734,908
Accrued interest payable	224	394
FHLB advances	1,121,153	2,139,117
Other liabilities	3,748,953	3,600,655
Total liabilities	177,417,351	182,475,074
Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	807,629	376,543
Stockholders' Equity
Common stock, $.01 par value, 100,000,000 and 12,000,000 shares authorized; 3,467,402 and 3,001,055 shares issued; at December 31, 2016 and 2015, respectively	34,674	30,010
Additional paid-in-capital	37,117,311	15,845,341
Retained earnings	17,455,472	16,194,374
Unallocated ESOP shares	(1,932,648)	(203,504)
Unearned management recognition plan shares	-	(3,751)
Accumulated other comprehensive income	69,224	437,925
	52,744,033	32,300,395
Less:
Treasury stock, at cost; 0 and 106,932 shares at December 31, 2016 and 2015, respectively	-	(1,212,118)
Maximum cash obligation related to ESOP shares	(807,629)	(376,543)
Total stockholders' equity	51,936,404	30,711,734
Total liabilities and stockholders' equity	$230,161,384	$213,563,351

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2016 and 2015

	2016	2015
Interest and dividend income:
Interest and fees on loans	$7,291,931	$6,857,351
Securities:
Residential mortgage-backed and related securities	545,450	630,654
State and municipal securities	537,981	567,562
Dividends on non-marketable equity securities	11,453	8,436
Interest-bearing deposits	36,170	14,494
Total interest and dividend income	8,422,985	8,078,497
Interest expense:
Deposits	820,316	864,815
Borrowings	36,127	42,236
Total interest expense	856,443	907,051
Net interest income	7,566,542	7,171,446
Provision for loan losses	442,500	270,178
Net interest income after provision for loan losses	7,124,042	6,901,268
Other income:
Gain on sale of securities	8,418	37,475
Gain on sale of loans	509,440	227,337
Gain on sale of OREO	188,207	227,907
Gain on sale of repossessed assets	10,641	10,650
Loan origination and servicing income	364,142	323,618
Origination of mortgage servicing rights, net of amortization	65,617	14,108
Customer service fees	441,890	448,963
Income on bank owned life insurance	50,154	47,381
Other	110,012	171,470
Total other income	1,748,521	1,508,909
Other expenses:
Salaries and employee benefits	3,681,189	3,082,430
Directors fees	163,200	163,016
Occupancy	636,809	656,560
Deposit insurance premium	113,151	179,417
Legal and professional services	308,938	353,651
Data processing	529,665	1,423,119
Loss on sale of securities	3,261	33,149
Loan expense	446,963	349,306
Valuation adjustments and expenses on foreclosed real estate	104,569	171,739
Loss on sale of OREO	4,716	23,176
Loss on sale of repossessed assets	4,876	15,814
Other	1,014,334	942,033
Total other expenses	7,011,671	7,393,410
Income before income tax expense	1,860,892	1,016,767
Income tax expense	599,794	245,805
Net income	$1,261,098	$770,962
Basic earnings per share	$0.43	$0.27
Diluted earnings per share	$0.42	$0.27

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and 2015

	2016	2015
Net income	$1,261,098	$770,962
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(600,413)	188,705
Reclassification adjustment for (gains) included in net income	(5,157)	(4,326)
Other comprehensive (loss) income, before tax	(605,570)	184,379
Income tax (benefit) expense related to items of other comprehensive income (loss)	(236,869)	73,709
Other comprehensive (loss) income, net of tax	(368,701)	110,670
Comprehensive income	$892,397	$881,632

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2014	$30,010	$15,830,623	$15,423,412	$(254,380)	$(12,388)	$327,255	$(1,212,118)	$(424,730)	$29,707,684
Net income	-	-	770,962	-	-	-	-	-	770,962
Other comprehensive income	-	-	-	-	-	110,670	-	-	110,670
Allocation 5,087 of ESOP shares	-	4,311	-	50,876	-	-	-	-	55,187
Compensation expense on MRP awards granted	-	-	-	-	8,637	-	-	-	8,637
Compensation expense on RRP options granted	-	10,407	-	-	-	-	-	-	10,407
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	48,187	48,187
Balance, December 31, 2015	30,010	15,845,341	16,194,374	(203,504)	(3,751)	437,925	(1,212,118)	(376,543)	30,711,734
Net income	-	-	1,261,098	-	-	-	-	-	1,261,098
Other comprehensive loss	-	-	-	-	-	(368,701)	-	-	(368,701)
Allocation 18,779 of ESOP shares	-	17,933	-	178,016	-	-	-	-	195,949
Compensation expense on MRP awards granted	-	-	-	-	3,751	-	-	-	3,751
Compensation expense on RRP options granted	-	5,024	-	-	-	-	-	-	5,024
RRP options exercised	175	127,751	-	-	-	-	-	-	127,926
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(431,086)	(431,086)
Stock offering proceeds, net of offering expenses of $1,627,317	4,489	21,121,262	-	(1,907,160)	-	-	1,212,118	-	20,430,709
Balance, December 31, 2016	$34,674	$37,117,311	$17,455,472	$(1,932,648)	$-	$69,224	$-	$(807,629)	$51,936,404

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net income	$1,261,098	$770,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238,493	225,787
Provision for loan losses	442,500	270,178
Provision for deferred income taxes	368,437	256,005
Net amortization of premiums and discounts on securities	652,687	701,590
Gain on sale of securities, net	(5,157)	(4,326)
Origination of mortgage loans held for sale	(18,591,944)	(7,629,607)
Proceeds from sale of mortgage loans held for sale	18,796,312	7,856,944
Gain on sale of loans, net	(509,440)	(227,337)
Origination and purchase of mortgage servicing rights, net of amortization	(65,617)	(14,108)
Gain on sale of foreclosed real estate, net	(183,491)	(204,731)
Write down of foreclosed real estate	28,551	77,770
(Gain) loss on sale of repossessed assets, net	(5,765)	5,164
ESOP compensation expense	195,949	55,187
MRP compensation expense	3,751	8,637
Compensation expense on RRP options granted	5,024	10,407
Amortization of core deposit intangible	92,000	116,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	115,153	224,550
Certificates of deposit	(65,000)	(104,000)
Federal Home Loan Bank Advances	4,513	(21,771)
Increase in cash surrender value of life insurance	(50,154)	(47,381)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(9,843)	105,971
(Increase) decrease in other assets	(503,535)	404,315
Increase (decrease) in accrued interest payable and other liabilities	148,128	(275,373)
Net cash provided by operating activities	2,362,650	2,560,833
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(7,198,060)	(9,481,877)
Sales, calls, maturities and paydowns	8,369,187	14,756,193
Sale of non-marketable equity securities	604,800	422,553
Net decrease in time deposits	-	604,861
Net (increase) decrease in loans	(21,199,271)	622,276
Net (increase) decrease in federal funds sold	(86,000)	58,000
Proceeds from sale of foreclosed real estate	490,062	1,229,951
Proceeds from sale of repossessed assets	78,643	129,559
Purchase of premises and equipment	(24,352)	(243,606)
Net cash (used in) provided by investing activities	(18,964,991)	8,097,910
Cash Flows from Financing Activities
Net decrease in deposits	(4,122,887)	(5,394,111)
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Principal reduction of Federal Home Loan Bank advances	(11,022,477)	(3,322,148)
Proceeds from stock offering including shares purchased by ESOP, net of expenses	22,337,869	-
Proceeds from stock options exercised	127,926	-
Loan to ESOP to purchase Company stock in stock offering	(1,907,160)	-
Net cash provided by (used in) financing activities	15,413,271	(8,716,259)
Net (decrease) increase in cash and cash equivalents	(1,189,070)	1,942,484
Cash and cash equivalents:
Beginning of period	7,135,719	5,193,235
End of period	$5,946,649	$7,135,719

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2016 and 2015

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$820,486	$864,790
Interest paid on borrowings	36,127	42,236
Income taxes paid, net of refunds received	-	(48,000)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	235,190	1,215,708
Other assets acquired in settlement of loans	58,500	90,600
Sale of foreclosed real estate through loan origination	128,000	32,000
Increase (decrease) in ESOP put option liability	431,086	(48,187)

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Entity structure

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp, Inc. were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

On December 31, 2014, Ottawa Savings Bancorp completed a merger with Twin Oaks Savings Bank (“Twin Oaks”), whereby Twin Oaks was merged with and into the Bank, with the Bank as the surviving institution. As a result of the Merger, Ottawa Savings Bancorp increased its market share in the LaSalle County market and expanded into Grundy County.

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Marseilles, and Morris, Illinois areas, which are primarily agricultural areas consisting of several rural communities with small to medium sized businesses. The Bank’s primary source of revenue is interest and fees related to single-family residential loans to middle-income individuals.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Ottawa Bancorp, Inc. (the Company) and its wholly owned subsidiary Ottawa Savings Bank (the Bank). All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the fair value of securities available for sale, the determination of the allowance for loan losses, valuation of deferred income taxes, and the fair value measurement for the assets and liabilities.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Concentration of credit risk

Most of the Bank’s business activity is with customers within the Ottawa, Marseilles, and Morris areas. The Bank does not have any significant concentrations to any one industry or customer.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, including cash items in process of clearing. Cash flows from loans, deposits, and federal funds sold or purchased are treated as net increases or decreases in the statement of cash flows.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

 Time deposits

Time deposits held at other financial institutions are carried at cost and include any time deposits with an original maturity of greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on time deposits.

Investment securities

Debt securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between the fair value and amortized cost, adjusted for amortization of premium and accretion of discounts, computed by the interest method over their contractual maturity, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect and are included as a component of stockholders' equity. Gains or losses from the sale of securities are determined using the specific identification method and are included in earnings.  Declines in the fair value of available for sale securities below their amortized cost basis that are deemed to be other than temporary are reflected in earnings as realized losses. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In addition, management monitors market trends and current events in order to identify trends and circumstances that might impact the carrying value of securities.

To determine if an “other-than-temporary” impairment (OTTI) exists on an investment security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an “other-than-temporary” impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Non-marketable equity securities

Investments in the Federal Home Loan Bank of Chicago, Bankers Bank of Wisconsin, and the Upper Illinois River Valley Development Corporation are carried at cost and periodically evaluated for impairment.

Loans

The Bank primarily lends to small and mid-sized businesses, non-residential real estate customers and consumers providing mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans throughout Ottawa, Illinois and the surrounding area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

It is the Bank’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Bank seeks recovery in compliance with state lending laws, the Bank’s lending standards, and credit monitoring and remediation procedures.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual life of the loan using the interest method.

The following portfolio segments and classes of loan receivables have been identified by the Company:

•	Commercial

•	Non-residential real estate
•	One-to-four family residential real estate
•	Multi-family residential real estate
•	Consumer direct
•	Purchased auto loans

Generally, for all classes of loans receivable, loans are considered past due when contractual payments are delinquent for 31 days or greater. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

For all classes of loans receivable, loans are placed on nonaccrual status when the loan has become over 90 days past due (unless the loan is well secured and in the process of collection).

When a loan is placed on nonaccrual status, income recognition is ceased. Previously recorded but uncollected amounts of interest on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.   Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made,

•	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period, and
•	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
•	Six months of repayment performance for contractual monthly payments, or
•	One year of repayment performance for contractual quarterly or semi-annual payments.

Troubled debt restructuring exists when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Company) to the borrower that it would not otherwise consider. The Company is attempting to maximize its recovery of the balances of the loans through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, create a troubled debt restructuring:

•	A modification of terms of a debt such as one or a combination of:
•	The reduction of the stated interest rate to a rate lower than the current market rate for new debt with similar risk.
•	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
•	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
•	The reduction of accrued interest.
•	A transfer from the borrower to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

Allowance for loan losses

For all portfolio segments, the allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions to the allowance based upon their judgment about information available to them at the time of their examinations.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. For performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Twin Oaks prior to the merger and by the Company after the merger using the most recent sixteen quarters with heavier weighting given to the most recent quarters.

This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:

●	Levels of and trends in delinquencies and impaired loans
●	Levels of and trends in charge-offs and recoveries
●	Trends in volume and terms of loans
●	Effects of any changes in risk selection and underwriting standards
●	Other changes in lending policies, procedures and practices
●	Experience, ability and depth of lending management and other relevant staff
●	National and local economic trends and conditions
●	Industry conditions
●	Effects of changes in credit concentrations

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and non-residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

A discussion of the risk characteristics and the allowance for estimated losses on loans, by each portfolio segment, follows:

For commercial loans, the Company focuses on small and mid-sized businesses that have annual revenues below $5,000,000 with primary operations as wholesalers, manufacturers, building contractors, business services companies, and retailers. The Company provides a wide range of commercial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. The Company also originates commercial loans through Bankers Health Group (BHG). BHG specializes in loans to healthcare professionals of all specialties throughout the United States. The loans for BHG are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. Approval is generally based on the following factors:

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

•	Ability and stability of current management of the borrower;
•	Stable earnings with positive financial trends;
•	Sufficient cash flow to support debt repayment;
•	Earnings projections based on reasonable assumptions;
•	Financial strength of the industry and business; and
•	Value and marketability of collateral.

Collateral for commercial loans generally includes accounts receivable, inventory, and equipment. The lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. The lending policy specifies maximum term limits for commercial loans. For term loans, the maximum term is 5 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is 365 days. In addition, the Company often takes personal guarantees as support for repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

  Non-residential real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for non-residential real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of non-residential real estate (non-residential real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees as support for repayment.

Some of the non-residential loans that the Company originates finance the construction of residential dwellings and land development. For land development, the loans generally can be made with a maximum loan to value ratio of 70% and a maximum term up to 10 years. Additionally, the Company will underwrite commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent loan upon completion. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent state certified general real estate appraiser. Periodic inspections are required of the property during the term of the construction loan for both residential and commercial construction loans.

For commercial and non-residential real estate loans, the allowance for estimated losses on loans consists of specific and general components. For loans that are considered impaired as defined above, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The Company hires an independent firm to perform a loan review every 16-24 months to validate the risk ratings on selected commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions. The most recent review occurred during the first quarter of 2016.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Generally, the Company’s one-to-four family real estate loans conform to the underwriting standards of Freddie Mac and Fannie Mae which would allow the Company the ability to resell the loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one, three or five year increments and retains those in its portfolio. The board approved lending policy establishes minimum appraisal and credit underwriting guidelines, The Company also participates with the USDA Rural Development Company to offer loans to qualifying borrowers. USDA guaranteed loans are granted up to 100% of the appraised value and the USDA guarantees up to 90% of the loan. These loans typically require no down payment, but are subject to maximum income limitations.

The Company also originates loans for multi-family dwellings. These loans follow board and regulatory approved underwriting guidelines similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for multi-family real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The board approved lending policy specifies maximum loan-to-value limits based on the type of property. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. The policy also specifies minimum ongoing credit administration procedures including the collection of financial statements, tax returns and rent rolls when applicable. Additionally, the Company will take personal guarantees and cross collateralize other assets of the guarantors as support for repayment.

The Company provides many types of installment and other consumer loans including motor vehicle, home improvement, share loans, personal unsecured loans, home equity, and small personal credit lines. The lending policy addresses specific credit guidelines by consumer loan type. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s credit-worthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

The Company purchases auto loans from regulated financial institutions. These types of loans are primarily low balance individual auto loans. The Company reviews the loans at least three days prior to the purchase. Any specific loan can be refused within thirty days of the sale of any given loan pool.

For residential real estate loans, multi-family, consumer direct loans (e.g. installment, in-house auto, other consumer loans, etc.) and purchased auto loans, the allowance for estimated losses on loans consists of a specific and general component. The specific component is evaluated for only loans that are classified as impaired, which is based on current information and events if it is probable that the Company will be unable to collect the scheduled payments according to the terms of the agreement. Impairment on these is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.   For large groups of smaller balance homogenous loans that are under 90 days past due, they are collectively evaluated for impairment. To determine the general component, the Company applies quantitative factors based on historical charge-off experience in total for each segment. Additionally, the historical loss factors are adjusted based on qualitative factors determined by the Company which impact each segment.

Residential real estate loans, multi-family real estate loans, consumer direct loans and purchased auto loans are not risk ranked individually. These loans are only classified when the borrower is 90 days or more past due or if the borrower has another loan with the Company that is over 90 days past due and dependent upon the same collateral. Under such circumstances, all of the loans connected with the collateral are classified as substandard and these loans are evaluated for impairment.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Troubled debt restructurings are considered impaired loans and are subject to the same allowance methodology as described above for impaired loans by portfolio segment.

Loans Acquired in a Transfer

The loans acquired in the Twin Oaks merger were recorded at fair value as of the acquisition date and no separate valuation allowance was established. Management engaged the services of an independent valuation specialist to determine the fair values based on expected cash flows discounted at appropriate rates.

FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date. Based on this evaluation, the Company determined that the loans acquired from the Twin Oaks merger subject to ASC Topic 310-30 would be accounted for individually.

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized an interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as non-accretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increases are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, was applied to loans not considered to have deteriorated credit quality at acquisition. Under ASC Topic 310-20, the difference between the loan’s principal balance at the time of purchase and the fair value is recognized as an adjustment of yield over the life of the loan.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

The carrying value of foreclosed residential real estate property as of December 31, 2016, and 2015, was $33,000 and $313,368, respectively. There were three residential real estate loans in the process of foreclosure as of December 31, 2016, totaling approximately $269,000 and four residential real estate loans in the process of foreclosure as of December 31, 2015, totaling approximately $234,000.

Income taxes

Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not realizable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2013 and the years prior.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Premises and equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment are depreciated using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets:

	Years
Buildings	5	-	50
Furniture and equipment	5	-	39

Employee stock ownership plan

The Bank has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheets as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

Stock-based compensation

The Company recognizes compensation cost for all stock-based awards based on the estimated grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 11.

Off-balance-sheet financial instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to originate loans, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale net of the related tax effect.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the normal course of business, management will reach settlements over legal issues which are recorded in the period received. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

Fair value measurements

In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a framework for measuring fair value and expands disclosure of fair value measurements. See Note 15 for additional information.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Cash surrender value of life insurance

The Company has purchased bank-owned life insurance on certain directors and officers. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values are included in other income.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. On December 31, 2014, the Company completed a merger, which resulted in the recognition of goodwill of approximately $650,000. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2016, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

Core deposit intangible

The core deposit intangible represents the value of acquired customer relationships resulting from the Company’s December 31, 2014 merger with Twin Oaks. The core deposit intangible will be amortized using the double declining balance method over an estimated useful life of 9.8 years. The Company will periodically review the status of the core deposit intangible for any events or circumstances which may change the recoverability of the underlying basis.

Estimated future amortization expense on core deposit intangible is shown in the table below:

Year Ending December 31,	Amount

2017	$73,000
2018	58,000
2019	46,000
2020	38,000
2021	38,000
Thereafter	106,000
$359,000

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. See Note 11 for additional information on the MRP and RRP plans.

	Years ended December 31,
	2016	2015
Net income available to common stockholders	$1,261,098	$770,962
Basic potential common shares:
Weighted average shares outstanding	3,019,749	2,894,123
Weighted average unallocated ESOP shares	(59,149)	(23,081)
Weighted average unvested MRP shares	(938)	(2,572)
Basic weighted average shares outstanding	2,959,662	2,868,470
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	1,099	2,406
Weighted average RRP options outstanding	14,952	10,366
Dilutive weighted average shares outstanding	2,975,713	2,881,242
Basic earnings per share	$0.43	$0.27
Diluted earnings per share	$0.42	$0.27

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update(ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 will be effective for us on January 1, 2017 and the Company is currently evaluating the impact the adoption of this update will have on the consolidated financial statements. The Company believes the adoption of this update may result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Subsequent event

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. On March 10, 2017, the Bank received pay-off for a $1.6 million loan that was classified as substandard as of December 31, 2016. The pay-off resulted in reduction of impaired loans and substandard assets of approximately $1.6 million. The result of this transaction had no material impact on the Company, other than noted.

Note 2.     Restrictions on Cash and Amounts Due from Banks

At December 31, 2016 and December 31, 2015, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Note 3.     Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Available for Sale
State and municipal securities	$18,019,050	$200,924	$63,836	$18,156,138
Residential mortgage-backed securities	26,427,933	242,541	265,932	26,404,542
	$44,446,983	$443,465	$329,768	$44,560,680
December 31, 2015:
Available for Sale
State and municipal securities	$18,733,573	$525,089	$21,454	$19,237,208
Residential mortgage-backed securities	27,532,067	365,558	149,926	27,747,699
	$46,265,640	$890,647	$171,380	$46,984,907

At December 31, 2016 and December 31, 2015, there were no pledged securities.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (Continued)

The amortized cost and fair value at December 31, 2016, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$300,000	$300,237
Due after three months through one year	341,614	343,852
Due after one year through five years	5,245,285	5,339,504
Due after five years through ten years	4,687,303	4,720,275
Due after ten years	7,444,848	7,452,270
Residential mortgage-backed securities	26,427,933	26,404,542
	$44,446,983	$44,560,680

There were proceeds of $1.2 million from the sale of securities for the twelve months ended December 31, 2016 and proceeds of $7.0 million from the sale of securities during the twelve months ended December 31, 2015, resulting in gross realized gains of $8,418 and $37,475, respectively and gross realized losses of $3,261 and $33,149, respectively, for net realized gains of $5,157 and $4,326, respectively. The tax provision applicable to the realized gains amounted to $2,002 and $1,692, respectively for the years ended December 31, 2016 and 2015.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Securities Available for Sale
State and municipal securities	$4,734,681	$63,836	$-	$-	$4,734,681	$63,836
Residential mortgage-backed securities	13,364,755	187,191	4,422,865	78,741	17,787,620	265,932
	$18,099,436	$251,027	$4,422,865	$78,741	$22,522,301	$329,768

December 31, 2015
Securities Available for Sale
State and municipal securities	$169,601	$101	$436,067	$21,353	$605,668	$21,454
Residential mortgage-backed securities	10,468,746	120,218	1,247,527	29,708	11,716,273	149,926
	$10,638,347	$120,319	$1,683,594	$51,061	$12,321,941	$171,380

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.      Investment Securities (Continued)

At December 31, 2016, 58 securities had unrealized losses with aggregate depreciation of 1.44% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2016.

Note 4.     Loans and Allowance for Credit Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$103,871,686	$99,254,737
Multi-family residential loans	5,182,611	3,969,207
Total mortgage loans	109,054,297	103,223,944

Other loans:
Non-residential real estate loans	22,560,167	20,177,322
Commercial loans	16,645,226	12,069,815
Consumer direct	2,859,703	1,651,371
Purchased auto	11,714,185	5,211,755
Total other loans	53,779,281	39,110,263
Gross loans	162,833,578	142,334,207
Less: Allowance for loan losses	(2,247,449)	(2,224,006)
Loans, net	$160,586,129	$140,110,201

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated:

	December 31,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$18,062,672	$20,752,355
Multi-family residential loans	272,378	294,020
Total mortgage loans	18,335,050	21,046,375

Other loans:
Non-residential real estate loans	2,352,952	2,685,987
Commercial loans	779,595	852,077
Consumer direct	196,340	541,174
Total other loans	3,328,887	4,079,238
Gross loans	21,663,937	25,125,613
Less: Allowance for loan losses	(100,000)	(85,000)
Loans, net	$21,563,937	$25,040,613

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

Total loans acquired in the acquisition were recorded at a fair value of $29,795,910 and had a contractual amount due of $31,831,910 as of the acquisition date which was December 31, 2014. FASB ASC 310-20, Nonrefundable Fees and Other Costs, specifies the approach that needs to be used when the Bank expects to receive all of the contractual principal and interest payments due under an individual loan. Loans not considered to have deteriorated credit quality at the acquisition date had a contractual balance due of approximately $28,638,000 and an estimated fair value of approximately $28,472,000. The loan discount recorded at the date of the acquisition consisted of an accretable yield component of approximately $407,000 and an accretable credit component of approximately $(573,000), for a net fair value adjustment of approximately $(166,000).

Loans acquired with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the acquisition date had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and non-accretable discount of $(1,508,000).

The following table reflects activity for the loans acquired with deteriorated credit quality for the years ended December 31, 2016 and 2015:

	2016	2015
Balance, beginning of year	$575,605	$1,323,647
Payment activity	(171,195)	(545,936)
Charge-offs	-	(19,810)
Transfer to OREO	(44,417)	(302,702)
Accretion into interest income	101,341	120,406
	$461,334	$575,605

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,108,000 and $1,208,000 as of December 31, 2016, and December 31, 2015, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the years ended December 31, 2016 and 2015:

	2016	2015
Balance, beginning of year	$175,342	$362,000
Net reclassification from non-accretable yield	8,868	38,822
Accretion into interest income	(101,341)	(120,406)
Disposals	-	(105,074)
	$82,869	$175,342

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2016	2015
Purchased auto loans	$10,356,577	$-

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

Net (charge-offs), segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2016	2015
One-to-four family	$(172,625)	$(200,954)
Multi-family	15,887	(17,505)
Non-residential	(170,661)	(18,307)
Consumer direct	7,432	(57,203)
Purchased auto	(99,090)	(66,810)
Net (charge-offs)/recoveries	$(419,057)	$(360,779)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment as of or for the years ended December 31, 2016 and 2015:

December 31, 2016	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	(128,003)	(64,643)	339,647	45,517	34,634	215,348	442,500
Loans charged off	(233,264)	-	(170,661)	-	-	(109,514)	(513,439)
Recoveries of loans previously charged off	60,639	15,887	-	-	7,432	10,424	94,382
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

Period-end amount allocated to:
Loans individually evaluated for impairment	$208,186	$-	$185,172	$-	$-	$12,282	$405,640
Loans acquired with deteriorated credit quality	34,401	-	-	-	-	-	34,401
Loans collectively evaluated for impairment	1,184,367	93,481	182,154	96,823	79,253	171,330	1,807,408
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

December 31, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	116,088	37,824	(28,451)	15,359	83,586	45,772	270,178
Loans charged off	(296,169)	(33,892)	(18,307)	-	(64,183)	(73,965)	(486,516)
Recoveries of loans previously charged off	95,215	16,387	-	-	6,980	7,155	125,737
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

Period-end amount allocated to:
Loans individually evaluated for impairment	$295,770	$-	$75,086	$-	$-	$-	$370,856
Loans acquired with deteriorated credit quality	15,828	-	-	-	-	-	15,828
Loans collectively evaluated for impairment	1,415,984	142,237	123,254	51,306	37,187	67,354	1,837,322
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015:

December 31, 2016	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,142,851	$-	$2,264,763	$-	$-	$24,564	$4,432,178
Loans acquired with deteriorated credit quality	461,334	-	-	-	-	-	461,334
Loans collectively evaluated for impairment	101,267,501	5,182,611	20,295,404	16,645,226	2,859,703	11,689,621	157,940,066
Ending Balance	$103,871,686	$5,182,611	$22,560,167	$16,645,226	$2,859,703	$11,714,185	$162,833,578

December 31, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,311,855	$-	$2,069,922	$-	$-	$3,069	$4,384,846
Loans acquired with deteriorated credit quality	575,605	-	-	-	-	-	575,605
Loans collectively evaluated for impairment	96,367,277	3,969,207	18,107,400	12,069,815	1,651,371	5,208,686	137,373,756
Ending Balance	$99,254,737	$3,969,207	$20,177,322	$12,069,815	$1,651,371	$5,211,755	$142,334,207

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

The following table presents loans individually evaluated for impairment, by class of loans, at December 31, 2016 and 2015:

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,688,197	$1,428,073	$1,176,112	$2,604,185	$242,587	$2,634,763
Multi-family	-	-	-	-	-	-
Non-residential	2,435,424	-	2,264,763	2,264,763	185,172	2,030,894
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	24,564	-	24,564	24,564	12,282	9,261
	$5,148,185	$1,428,073	$3,465,439	$4,893,512	$440,041	$4,674,918

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,014,703	$1,902,819	$984,641	$2,887,460	$311,598	$3,596,800
Multi-family	-	-	-	-	-	-
Non-residential	2,069,922	389,961	1,679,961	2,069,922	75,086	2,114,684
Commercial	-	-	-	-	-	21,789
Consumer direct	-	-	-	-	-	3,464
Purchased auto	3,069	3,069	-	3,069	-	6,574
	$5,087,694	$2,295,849	$2,664,602	$4,960,451	$386,684	$5,743,311

For the year ended December 31, 2016, the Company recognized approximately $5,000 in cash basis interest income on impaired loans. For the year ended December 31, 2015, the Company recognized no accrued or cash basis interest income on impaired loans.

Our loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less estimated selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Impaired loans at December 31, 2016 included $2.4 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2015. The amount of TDR loans included in impaired loans decreased approximately $0.2 million as a result of principal payments and decreased approximately $0.1 million as a result of moving one TDR to OREO, off-set by an increase due to the restructure of two impaired loans totaling approximately $0.1 million. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

There were two one-to-four family loans with a recorded investment of $79,200 classified as TDRs during the year ended December 31, 2016 as a result of loan restructures that included principal charge-offs. There were no loan modifications during the year ended December 31, 2015 that were classified as troubled debt restructurings.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2016 and 2015:

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,693,055	$-
Multi-family	-	-
Non-residential	2,264,763	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	24,564	-
	$4,982,382	$-

December 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,982,386	$-
Multi-family	-	-
Non-residential	2,069,922	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	3,069	-
	$5,055,377	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2016 and 2015:

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,879,438	$22,562	$1,089,635	$2,991,635	$100,880,051	$103,871,686
Multi-family	-	-	-	-	5,182,611	5,182,611
Non-residential	118,132	-	680,802	798,934	21,761,233	22,560,167
Commercial	-	-	-	-	16,645,226	16,645,226
Consumer direct	1,105	-	-	1,105	2,858,598	2,859,703
Purchased auto	4,364	-	24,564	28,928	11,685,257	11,714,185
	$2,003,039	$22,562	$1,795,001	$3,820,602	$159,012,976	$162,833,578

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

December 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,251,155	$753,597	$737,042	$2,741,794	$96,512,943	$99,254,737
Multi-family	31,274	-	-	31,274	3,937,933	3,969,207
Non-residential	847,216	112,739	18,127	978,082	19,199,240	20,177,322
Commercial	9,086	-	-	9,086	12,060,729	12,069,815
Consumer direct	4,814	-	-	4,814	1,646,557	1,651,371
Purchased auto	2,391	-	3,069	5,460	5,206,295	5,211,755
	$2,145,936	$866,336	$758,238	$3,770,510	$138,563,697	$142,334,207

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

For residential real estate, multi-family real estate, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for residential real estate, multi-family real estate and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company.

The Company uses the following definitions for risk ratings:

●

Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g. special mention, substandard or doubtful). The likelihood of loss is considered remote.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

As of December 31, 2016 and 2015, the risk category of loans by class is as follows:

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$562,215	$2,604,185	$-	$100,705,286
Multi-family	-	127,987	-	-	5,054,624
Non-residential	20,102,176	193,228	2,264,763	-	-
Commercial	16,645,226	-	-	-	-
Consumer direct	-	-	-	-	2,859,703
Purchased auto	-	-	24,564	-	11,689,621
Total	$36,747,402	$883,430	$4,893,512	$-	$120,309,234

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$692,601	$2,887,460	$-	$95,674,676
Multi-family	-	-	-	-	3,969,207
Non-residential	18,083,194	24,206	2,069,922	-	-
Commercial	12,069,815	-	-	-	-
Consumer direct	-	-	-	-	1,651,371
Purchased auto	-	-	3,069	-	5,208,686
Total	$30,153,009	$716,807	$4,960,451	$-	$106,503,940

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability. Loans to directors, principal officers, and their immediate families at December 31, 2016 and 2015 were $83,604 and $85,390, respectively.

Note 5.      Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $57,029,228 and $47,791,247 at December 31, 2016 and 2015, respectively. The carrying value of mortgage servicing rights associated with loans serviced for others included in other assets on the consolidated balance sheets, as of December 31, 2016, and 2015, was $351,544 and $285,927, respectively.

Note 6.      Accrued Interest Receivable

Accrued interest receivable at December 31, 2016 and 2015, are summarized as follows:

	2016	2015
State and municipal securities	$183,453	$191,801
Residential mortgage-backed securities	85,481	91,391
Loans	516,550	492,449
	$785,484	$775,641

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 7.      Premises and Equipment

Premises and equipment at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Cost:
Land	$2,190,649	$2,190,649
Buildings	7,242,297	7,231,808
Furniture and equipment	1,435,719	1,421,856
	10,868,665	10,844,313
Less: Accumulated depreciation	4,024,759	3,786,266
	$6,843,906	$7,058,047

Note 8.      Deposits

Deposits at December 31, 2016 and 2015 are summarized as follows:

	2016		2015
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$9,974,536	5.78%	$10,325,832	5.84%

Interest bearing checking	27,633,885	16.02%	26,390,366	14.93%
Money market	29,718,761	17.22%	29,580,209	16.74%
Savings	23,988,758	13.90%	22,740,062	12.87%
Certificates of deposit	81,231,081	47.08%	87,698,439	49.62%
Interest bearing	162,572,485	94.22%	166,409,076	94.16%
Total	$172,547,021	100.00%	$176,734,908	100.00%

Interest expense on deposits is summarized as follows:

	December 31,
	2016	2015
Money market	$64,011	$60,054
Savings	20,141	16,161
Certificates of deposit	723,865	777,084
Checking	12,299	11,516
	$820,316	$864,815

Deposits from directors, principal officers, and their immediate families at December 31, 2016 and 2015 were $2,930,693 and $2,932,164, respectively.

The aggregate amount of public deposits at December 31, 2016 and 2015 were $3,696,375 and $3,504,383, respectively.

The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $32,438,000 and $35,782,000 at December 31, 2016 and 2015, respectively. Of these certificates of deposit, there was approximately $6,663,000 and $6,928,000 at December 31, 2016 and 2015, respectively with minimum denominations of $250,000.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8.      Deposits (Continued)

At December 31, 2016, scheduled maturities of certificates of deposit are as follows:

2017	$32,711,393
2018	30,249,956
2019	8,546,960
2020	6,131,691
2021	3,591,081
$81,231,081

The Company held brokered deposits of approximately $138,000 and $273,000, respectively at December 31, 2016 and 2015. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $240 and $407 were recognized for the years ended December 31, 2016 and 2015, respectively.

Note 9. Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2016, we had the ability to borrow $65.3 million from the FHLBC. In addition, as of December 31, 2016, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were Federal Home Loan Bank advances outstanding of approximately $1.1 million and $2.1 million, respectively at December 31, 2016 and 2015. There were no Federal Funds purchased outstanding at December 31, 2016 or 2015.

A summary of outstanding advances is as follows:

	December 31,
	2016	2015
Matured 01/13/2016 at 3.90%, fixed	$-	$1,002,431
Matures 03/30/2018 at 1.72%, fixed	496,784	494,211
Matures 04/01/2019 at 2.00%, fixed	494,906	492,723
Matures 10/03/2022 at 1.48%, fixed	129,463	149,752
	$1,121,153	$2,139,117

Note 10. Employment Benefit and Retirement Plans

Employee stock ownership plan

On May 6, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. On July 8, 2005, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share. On October 11, 2016, the ESOP borrowed $1,907,160 from the Company and used those funds to acquire 190,716 shares of the Company’s stock in its conversion to a fully-public stock holding company at a price of $10.00 per share.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of approximately $239,000 are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2016, 18,779 shares, with an average fair value of $10.86 per share were committed to be released, resulting in ESOP compensation expense of $195,949, as compared to 5,087 shares, with an average fair value of $10.85 per share were committed to be released, resulting in ESOP compensation expense of $55,187 for 2015.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2016 and 2015, respectively, 63,443 shares at a fair value of $12.73, and 37,467 shares at a fair value of $10.05, have been classified as mezzanine capital.

	December 31,
	2016	2015
Shares allocated	85,493	55,964
Shares withdrawn from the plan	(22,050)	(18,497)
Unallocated shares	196,197	20,350
Total ESOP shares	259,640	57,817
Fair value of unallocated shares	$2,497,588	$204,518

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 4.5 percent ratably over the remaining years to the date when the executive is first eligible for benefits.  The recorded SERP liability included in other liabilities on the consolidated balance sheets, was $501,852 and $433,069 for the years ended December 31, 2016 and 2015, respectively. The SERP compensation charged to expense totaled $86,365 and $73,292 for the years ended December 31, 2016 and 2015, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a six-year period. Employer contribution expense was $146,920 and $122,456 for the years ended December 31, 2016 and 2015, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2016 and 2015 were $85,882 and $93,689, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,361,190 and $1,236,857 at December 31, 2016 and 2015, respectively.

Director retirement plan

The Bank has, as a result of the Twin Oaks merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees. Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger, with ten years of payments guaranteed. One former member was retired prior to the merger and will continue his current benefit payments. Three of the former members retired as of the merger date of December 31, 2014, and began collecting benefits in January 2015. The remaining two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire. As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $315,503 and $334,103 as of December 31, 2016, and 2015, respectively. This is an unfunded plan.

Director retirement plan valuation

	December 31,
	2016	2015
Number of participants:
Retirees	4	4
Active directors - not yet eligible	2	2
Total	6	6

Obligations and funded status:

	Years ended December 31,
	2016	2015
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$335	$353
Service cost	-	-
Interest cost	11	12
Actuarial loss	3	1
Benefits paid	(31)	(31)
Assumed liability	-	-
Benefit obligation at end of year	318	335

Change in plan assets
Employer contributions	31	31
Benefits paid	(31)	(31)
Fair value of plan assets at year end	-	-

Funded status	(318)	(335)
Actuarial loss	3	1
Net amount recognized	$(315)	$(334)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2016	2015
Accumulated post-retirement benefit obligation:
Active participants	$(113,270)	$(100,296)
Retired participants including beneficiaries	(205,196)	(234,461)
Total	(318,466)	(334,757)
Plan assets at fair value	-	-
Funded status	(318,466)	(334,757)
Actuarial loss	2,963	654
(Accrued) cost included in other liabilities	$(315,503)	$(334,103)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2016	2015
Service cost	$-	$-
Interest cost	11,346	11,816
Amortization net gain	2,963	654
Net cost (benefit)	$14,309	$12,470

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2016	2015
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	-
Active employees - not yet eligible	3	3
Total	6	6

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Years ended December 31,
	2016	2015
Change in benefit obligation	(Amounts in thousands)
Benefit obligation at beginning of year	$277	$341
Service cost	7	7
Interest cost	11	14
Actuarial loss (gain)	(5)	(79)
Plan amendments	-	(3)
Benefits paid	(8)	(8)
Retiree contributions	5	5
Benefit obligation at end of year	287	277

Change in plan assets
Employer contributions	3	3
Retiree contributions	5	5
Benefits paid	(8)	(8)
Fair value of plan assets at year end	-	-

Funded status	(287)	(277)
Actuarial loss (gain)	(125)	(135)
Net amount recognized	$(412)	$(412)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2016	2015
Accumulated post-retirement benefit obligation:
Retirees	$(78,426)	$(71,177)
Active employees - fully eligible	-	-
Active employees - not yet eligible	(208,265)	(205,756)
Total	(286,691)	(276,933)
Plan assets at fair value	-	-
Funded status	(286,691)	(276,933)
Actuarial (gain)	(125,028)	(134,786)
(Accrued) cost included in other liabilities	$(411,719)	$(411,719)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2016	2015
Service cost	$6,537	$6,755
Interest cost	11,363	13,733
Amortization net gain	(20,070)	(10,057)
Net cost (benefit)	$(2,170)	$10,431

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.      Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. Granted shares vest in equal installments over a five-year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $0 and $3,751 at December 31, 2016 and 2015, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2016	Shares	Value
Outstanding and non-vested at beginning of year	1,047	$4.25
Conversion for stock offering *	201	3.57
Granted	-	-
Vested and transferred to recipients	(1,248)	3.57
Outstanding and non-vested at end of year	-	$-

*	Non-vested shares and weighted average grant date fair value were adjusted at the 1.1921 exchange ratio upon closing of the stock conversion as discussed in Note 1.

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2015	Shares	Value
Outstanding and non-vested at beginning of year	2,795	$4.69
Granted	-	-
Vested and transferred to recipients	(1,748)	4.95
Outstanding and non-vested at end of year	1,047	$4.25

The Company recognized compensation expense of approximately $3,800 and $8,600 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, all shares had vested, therefore there was no compensation cost related to non-vested shares not yet recognized.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share. Under the same plan, the Company granted stock options to purchase 5,451 shares of the Company’s common stock, at an exercise price of $9.90 per share on December 21, 2008, 8,722 shares of the Company’s common stock, at an exercise price of $6.00 per share on November 17, 2010, and 13,083 shares of the Company’s common stock, at an exercise price of $4.25 per share on November 16, 2011. The options become exercisable in equal installments over a five-year period from the grant date. The options expire ten years from the grant date.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.      Stock Compensation (Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2016 and 2015.

A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2016	Shares	Price	Term (years)	Value
Outstanding at beginning of year	92,667	$10.46	2.10	$-
Conversion for stock offering *	14,448	7.36	2.37
Forfeited	(17,443)	12.35	0.89	-
Granted	-	-
Exercised	(57,181)	10.36	-	$135,519
Outstanding at end of year	32,491	$4.98	3.98	$251,702

Exercisable at year end	32,491	$4.98	3.98	$251,702

*	Outstanding option shares and exercise price were adjusted at the 1.1921 exchange ratio upon closing of the stock conversion as discussed in Note 1.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2015	Shares	Price	Term (years)	Value
Outstanding at beginning of year	92,667	$10.46	3.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	2.10	$-

Exercisable at year end	90,048	$10.65	1.99	$-

A summary of the vesting status of the RRP stock options at December 31, 2016 is as follows:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Non-vested at beginning of year	2,619	$4.25
Conversion for stock offering *	503	$3.57
Granted	-	-
Vested	(3,122)	3.57
Non-vested at end of year	-	$-

*	Outstanding option shares and exercise price were adjusted at the 1.1921 exchange ratio upon closing of the stock conversion as discussed in Note 1.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.      Stock Compensation (Continued)

At December 31, 2016, all shares had vested, therefore there was no future compensation cost related to non-vested shares not yet recognized. The Company recognized compensation expense of approximately $5,000 and $10,000 for the years ended December 31, 2016 and 2015, respectively.

Note 12. Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2016	2015
Federal:
Current	$87,588	$(82,735)
Deferred	366,026	244,915
	453,614	162,180
State:
Current	143,769	72,535
Deferred	2,411	11,090
	146,180	83,625
	$599,794	$245,805

The Company’s income tax differed from the maximum statutory federal rate of 35% for the periods ended as follows:

	Years Ended December 31,
	2016	2015

Expected income taxes	$651,312	$355,868
Income tax effect of:
State taxes, net of federal tax benefit	95,017	54,356
Tax exempt interest	(178,803)	(187,964)
Income taxed at lower rates	(18,609)	(10,168)
Other	50,877	33,713
	$599,794	$245,805

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12. Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2016	2015
Deferred tax assets
Employee benefit plans	$1,033,250	$955,036
Allowance for loan losses	885,495	552,581
Net operating loss carryforwards	371,570	992,947
MRP/RRP compensation	182,856	187,822
Loans	191,434	245,912
Purchase accounting - acquisition expenses	133,904	144,204
Other	46,944	140,392
	2,845,453	3,218,894
Deferred tax liabilities
Unrealized gain on securities available for sale	(44,473)	(281,342)
Prepaid expenses	(38,349)	-
Origination of mortgage servicing rights	(28,423)	(35,790)
Core deposit intangible	(140,422)	(176,408)
	(251,667)	(493,540)
Net deferred tax asset	$2,593,786	$2,725,354

Stockholders’ equity at December 31, 2016 and 2015 includes approximately $2,268,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $887,000 at December 31, 2016 and 2015.

At December 31, 2016, the Company had net operating loss carry forwards of approximately $1.2 million, comprised of approximately $1.1 million of federal and approximately $0.1 million of Illinois. At December 31, 2015, the Company had federal and Illinois net operating loss carry forwards of $4.9 million comprised of approximately $2.5 million of federal and $2.4 million of Illinois. Per Internal Revenue Code Section 382 limitations, our use of the acquired federal net operating loss carry forward of approximately $1.1 million at December 31, 2016 is limited to approximately $0.2 million per year until fully realized. The federal net operating loss carry forwards will begin to expire in 2033 and the Illinois net operating loss carry forwards will begin to expire in 2027.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2016, although there is no guarantee that those assets will be fully recognizable in future periods.

Note 13.      Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13.      Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%. Management believes as of December 31, 2016, and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

Additionally, under the final rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a 2.5% capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rule also enhances risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk-weighted assets.

The new minimum capital requirements were effective for the Company on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016. Beginning on January 1, 2016, the Bank must begin holding 0.625% of risk-weighted assets and would increase by that amount annually, until fully implemented in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

As of December 31, 2016, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015, are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:	(Dollars in thousands)
Total Risk-Based Capital (to risk-weighted assets)	$41,430	26.760%	$13,352	8.625%	$15,481	10.000%
Tier I Capital (to risk-weighted assets)	$39,489	25.510%	$10,256	6.625%	$12,384	8.000%
Common Equity Tier I (to risk-weighted assets)	$39,489	25.510%	$7,934	5.125%	$10,062	6.500%
Tier I Leverage (to adjusted total assets)	$39,489	16.840%	$9,379	4.000%	$11,723	5.000%
December 31, 2015:
Total Risk-Based Capital (to risk-weighted assets)	$29,642	22.360%	$10,606	8.000%	$13,258	10.000%
Tier I Capital (to risk-weighted assets)	$27,969	21.100%	$7,955	6.000%	$10,606	8.000%
Common Equity Tier I (to risk-weighted assets)	$27,969	21.100%	$5,966	4.500%	$8,617	6.500%
Tier I Leverage (to adjusted total assets)	$27,969	13.180%	$8,490	4.000%	$10,612	5.000%

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

The Company did not declare any dividends during 2016 or 2015.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. These instruments involve elements of credit and interest-rate risk in excess of the amount recognized in the balance sheets.

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2016:
Commitments to originate loans	$1,582,150	$2,135,460	$3,717,610	3.50%	-	4.75%
Unfunded commitments on construction loans	-	3,011,307	3,011,307	1.88%	-	4.38%
Unfunded commitments under lines of credit	11,310,327	-	11,310,327		-
	12,892,477	5,146,767	18,039,244
Standby letters of credit	-	-	-
	$12,892,477	$5,146,767	$18,039,244
As of December 31, 2015:
Commitments to originate loans	$640,500	$302,000	$942,500	3.50%	-	3.875%
Unfunded commitments on construction loans	94,033	-	94,033		-
Unfunded commitments under lines of credit	11,974,680	-	11,974,680		-
	12,709,213	302,000	13,011,213
Standby letters of credit	-	18,000	18,000		9.00%
	$12,709,213	$320,000	$13,029,213

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the approximately $11.3 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

The Company does not engage in the use of interest rate swaps or futures, forwards or option contracts.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements and Disclosures

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include state and municipal securities and residential mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

Foreclosed Assets

Foreclosed assets consisting of foreclosed real estate and repossessed assets, are adjusted to fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements (continued)

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2016 or 2015.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2016 and 2015.

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,156,138	$-	$18,156,138
Residential mortgage-backed securities available for sale	-	26,404,542	-	26,404,542
	$-	$44,560,680	$-	$44,560,680

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,237,208	$-	$19,237,208
Residential mortgage-backed securities available for sale	-	27,747,699	-	27,747,699
	$-	$46,984,907	$-	$46,984,907

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015.

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$35,500	$35,500
Impaired loans, net	-	-	3,025,398	3,025,398

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$330,245	$330,245
Impaired loans, net	-	-	2,277,918	2,277,918

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

December 31, 2016
Foreclosed assets	$35,500	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,856,621	Appraisal of collateral	Appraisal adjustments	-14.5	to	-86.5%
Impaired loans, net	$168,777	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%
December 31, 2015
Foreclosed assets	$330,245	Appraisal of collateral	Appraisal adjustments	-6.7%	to	-63.6%
Impaired loans, net	$2,170,027	Appraisal of collateral	Appraisal adjustments	-10%	to	-70%
Impaired loans, net	$107,891	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

Note 16. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Time deposits: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 14 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable.

Loans held for sale: The carrying amounts reported in the balance sheets for loans held for sale approximate fair values, as usually these loans are originated with the intent to sell and funding of the sales usually occurs within three days.

Mortgage Servicing Rights: The carrying amounts of mortgage servicing rights approximate their fair values.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (continued)

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2016 and 2015, the fair values of the commitments are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,946,649	$5,946,649	$-	$-	$5,946,649
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,690,000	1,690,000	-	-	1,690,000
Securities	45,314,001	-	44,560,680	753,321	45,314,001
Accrued interest receivable	785,484	785,484	-	-	785,484
Net loans	160,586,129	-	-	161,967,000	161,967,000
Loans held for sale	305,072	305,072	-	-	305,072
Mortgage servicing rights	351,544	-	-	351,544	351,544
Financial Liabilities:
Non-interest bearing deposits	9,974,536	9,974,536	-	-	9,974,536
Interest bearing deposits	162,572,485	-	-	155,963,464	155,963,464
Accrued interest payable	224	224	-	-	224
FHLB advances	1,121,153	-	1,151,000	-	1,151,000

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (continued)

		Fair Value Measurements at
	Carrying	December 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,135,719	$7,135,719	$-	$-	$7,135,719
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,604,000	1,604,000	-	-	1,604,000
Securities	48,343,028	-	46,984,907	1,358,121	48,343,028
Accrued interest receivable	775,641	775,641	-	-	775,641
Net loans	140,110,201	-	-	141,665,000	141,665,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	285,927	-	-	285,927	285,927
Financial Liabilities:
Non-interest bearing deposits	10,325,832	10,325,832	-	-	10,325,832
Interest bearing deposits	166,409,076	-	-	161,173,168	161,173,168
Accrued interest payable	394	394	-	-	394
FHLB advances	2,139,117	-	2,181,000	-	2,181,000

In addition, other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2016	2015
Balance Sheets
Assets:
Interest bearing deposits	$9,930,224	$325,764
Equity in net assets of Ottawa Savings Bank	40,847,022	30,495,721
ESOP note receivable	1,966,787	266,792
Total assets	$52,744,033	$31,088,277
Liabilities and stockholders' equity:
Liabilities	$-	$-
Redeemable common stock in ESOP plan	807,629	376,543
Stockholders' Equity	51,936,404	30,711,734
Total liabilities and stockholders' equity	$52,744,033	$31,088,277

	Years Ended December 31,
	2016	2015
Statements of operations
Equity in net income of subsidiary	$1,316,346	$830,134
Interest income	31,537	20,249
Operating income	1,347,883	850,383
Other expenses	86,785	79,421
Income before income tax benefit	1,261,098	770,962
Income tax (benefit)	-	-
Net income	$1,261,098	$770,962

	Years Ended December 31,
Statements of cash flows	2016	2015
Operating activities:
Net income	$1,261,098	$770,962
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of subsidiary	(1,316,346)	(830,134)
Net cash used in operating activities	(55,248)	(59,172)
Investing activities:
Payments received on ESOP notes receivable	207,165	57,198
Net cash provided by investing activities	207,165	57,198
Financing activities:
Proceeds from stock offering including shares purchased by ESOP, net of expenses	22,337,869	-
Distribution of stock offering proceeds to bank	(11,106,092)	-
Options exercised	127,926	-
Loan to ESOP to purchase Company stock in stock offering	(1,907,160)	-
Net cash provided by financing activities	9,452,543	-
Net increase (decrease) in cash and cash equivalents	9,604,460	(1,974)
Cash and cash equivalents:
Beginning of period	325,764	327,738
End of period	$9,930,224	$325,764

Supplemental Schedule of Noncash Investing and Financing Activities
Increase (decrease) in ESOP put option liability	$431,086	$(48,187)