Form 10-Q
period 2017-03-31
Ottawa Bancorp Inc
filed 2017-05-10
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 001-37914

OTTAWA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	81-2959182 (I.R.S. Employer Identification Number)

925 LaSalle Street Ottawa, Illinois	61350 (Zip Code)
(Address of principal executive offices)

(815) 433-2525

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2017
Common Stock, $0.01 par value	3,467,402

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2017

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$3,328,141	$3,916,559
Interest bearing deposits	1,650,426	2,030,090
Total cash and cash equivalents	4,978,567	5,946,649
Time deposits	250,000	250,000
Federal funds sold	2,784,000	1,690,000
Securities available for sale	43,992,718	44,560,680
Non-marketable equity securities	753,321	753,321
Loans, net of allowance for loan losses of $2,183,681 and $2,247,449 at March 31, 2017 and December 31, 2016, respectively	167,099,818	160,586,129
Loans held for sale	689,000	305,072
Premises and equipment, net	6,797,793	6,843,906
Accrued interest receivable	798,243	785,484
Foreclosed real estate	-	33,000
Deferred tax assets	2,395,646	2,593,786
Cash value of life insurance	2,257,603	2,245,578
Goodwill	649,869	649,869
Core deposit intangible	339,455	359,000
Other assets	2,662,932	2,558,910
Total assets	$236,448,965	$230,161,384
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,418,742	$9,974,536
Interest bearing	166,649,854	162,572,485
Total deposits	178,068,596	172,547,021
Accrued interest payable	1,671	224
FHLB advances	1,122,890	1,121,153
Other liabilities	4,129,804	3,748,953
Total liabilities	183,322,961	177,417,351
Commitments and contingencies
Redeemable common stock held by ESOP plan	908,749	807,629
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,467,402 shares issued at March 31, 2017 and December 31, 2016, respectively	34,674	34,674
Additional paid-in-capital	37,134,699	37,117,311
Retained earnings	17,681,924	17,455,472
Unallocated ESOP shares	(1,888,144)	(1,932,648)
Accumulated other comprehensive income	162,851	69,224
	53,126,004	52,744,033
Less:
Maximum cash obligation related to ESOP shares	(908,749)	(807,629)
Total stockholders' equity	52,217,255	51,936,404
Total liabilities and stockholders' equity	$236,448,965	$230,161,384

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,	March 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$1,972,750	$1,723,298
Securities:
Residential mortgage-backed and related securities	135,868	152,077
State and municipal securities	130,629	134,980
Dividends on non-marketable equity securities	1,794	2,190
Interest-bearing deposits	9,321	7,344
Total interest and dividend income	2,250,362	2,019,889
Interest expense:
Deposits	205,269	202,470
Borrowings	6,996	4,620
Total interest expense	212,265	207,090
Net interest income	2,038,097	1,812,799
Provision for loan losses	90,000	120,000
Net interest income after provision for loan losses	1,948,097	1,692,799
Other income:
Gain on sale of securities	42	96
Gain on sale of loans	107,093	38,930
Gain on sale of foreclosed real estate	24,060	65,197
Gain on sale of repossessed assets	3,044	632
Loan origination and servicing income	100,991	58,622
Origination of mortgage servicing rights, net of amortization	15,411	2,130
Customer service fees	115,859	98,271
Income on bank owned life insurance	12,025	12,172
Other	27,965	24,819
Total other income	406,490	300,869
Other expenses:
Salaries and employee benefits	994,366	827,685
Directors fees	40,800	40,800
Occupancy	163,539	152,078
Deposit insurance premium	13,514	44,223
Legal and professional services	96,158	87,128
Data processing	138,493	135,022
Loan expense	118,323	58,542
Valuation adjustments and expenses on foreclosed real estate	5,462	36,513
Loss on sale of repossessed assets	274	-
Other	245,085	237,756
Total other expenses	1,816,014	1,619,747
Income before income tax expense	538,573	373,921
Income tax expense	181,273	115,015
Net income	$357,300	$258,906
Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.11	$0.09
Dividends per share	$0.04	$-

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$357,300	$258,906
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains arising during the period	153,819	163,649
Reclassification adjustment for (gains) included in net income	(42)	(96)
Other comprehensive income, before tax	153,777	163,553
Income tax expense related to items of other comprehensive income	60,150	63,974
Other comprehensive income, net of tax	93,627	99,579
Comprehensive income	$450,927	$358,485

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities
Net income	$357,300	$258,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,785	58,535
Provision for loan losses	90,000	120,000
Provision for deferred income taxes	137,990	109,190
Net amortization of premiums and discounts on securities	139,549	163,362
Gain on sale of securities, net	(42)	(96)
Origination of mortgage loans held for sale	(4,083,851)	(1,473,405)
Proceeds from sale of mortgage loans held for sale	3,807,016	1,412,335
Gain on sale of loans, net	(107,093)	(38,930)
Origination of mortgage servicing rights, net of amortization	(15,411)	(2,130)
Gain on sale of foreclosed real estate, net	(24,060)	(65,197)
Write down of foreclosed real estate	-	14,550
Gain on sale of repossessed assets, net	(2,770)	(632)
ESOP compensation expense	61,892	13,121
MRP compensation expense	-	1,102
Compensation expense on RRP options granted	-	1,457
Amortization of core deposit intangible	19,545	23,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	69,554	30,796
Certificates of deposit	(8,000)	(19,000)
Federal Home Loan Bank Advances	1,737	(695)
Increase in cash surrender value of life insurance	(12,025)	(12,172)
Change in assets and liabilities:
Increase in accrued interest receivable	(12,759)	(26,205)
Increase in other assets	(83,111)	(654,907)
Increase in accrued interest payable and other liabilities	382,298	240,143
Net cash provided by operating activities	778,544	153,128
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,223,896)	(3,613,482)
Sales, calls, maturities and paydowns	1,806,128	2,153,769
Net increase in loans	(6,716,676)	(4,896,715)
Net (increase) decrease in federal funds sold	(1,094,000)	655,000
Proceeds from sale of foreclosed real estate	84,493	102,099
Proceeds from sale of repossessed assets	13,270	17,509
Purchase of premises and equipment	(14,672)	(6,000)
Net cash used in investing activities	(7,145,353)	(5,587,820)
Cash Flows from Financing Activities
Net increase in deposits	5,529,575	3,459,615
Principal reduction of Federal Home Loan Bank advances	-	(1,000,000)
Dividends paid	(130,848)	-
Net cash provided by financing activities	5,398,727	2,459,615
Net decrease in cash and cash equivalents	(968,082)	(2,975,077)
Cash and cash equivalents:
Beginning of period	5,946,649	7,135,719
End of period	$4,978,567	$4,160,642

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$203,822	$200,962
Interest paid on borrowings	6,996	4,620
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	31,356	109,190
Other assets acquired in settlement of loans	16,000	3,500
Sale of foreclosed real estate through loan origination	3,923	-
Increase in ESOP put option liability	101,120	45,712

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

On December 31, 2014, Ottawa Savings Bancorp completed a merger with Twin Oaks Savings Bank (“Twin Oaks”), whereby Twin Oaks was merged with and into the Bank, with the Bank as the surviving institution (the “Merger”). As a result of the Merger, the Bank increased its market share in the LaSalle County market and expanded into Grundy County.

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2017, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

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

	Three Months Ended
	March 31,
	2017	2016
Net income available to common stockholders	$357,300	$258,906
Basic potential common shares:
Weighted average shares outstanding	3,467,402	2,894,123
Weighted average unallocated ESOP shares	(194,580)	(19,912)
Weighted average unvested MRP shares	-	(1,047)
Basic weighted average shares outstanding	3,272,822	2,873,164
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	919
Weighted average RRP options outstanding	15,559	7,752
Dilutive weighted average shares outstanding	3,288,381	2,881,835
Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.11	$0.09

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On May 6, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. On July 8, 2005, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share. On October 11, 2016, the ESOP borrowed $1,907,160 from the Company and used those funds to acquire 190,716 shares of the Company’s stock in its conversion to a fully-public stock holding company at a price of $10.00 per share.

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2017, 69,159 shares at a fair value of $13.14 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2017	2016
Shares allocated	90,189	85,493
Shares withdrawn from the plan	(21,030)	(21,030)
Unallocated shares	191,501	196,197
Total ESOP shares	260,660	260,660
Fair value of unallocated shares	$2,516,323	$2,497,588

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
Available for Sale
State and municipal securities	$17,620,913	$270,409	$37,665	$17,853,657
Residential mortgage-backed securities	26,104,331	229,436	194,706	26,139,061
	$43,725,244	$499,845	$232,371	$43,992,718
December 31, 2016:
Available for Sale
State and municipal securities	$18,019,050	$200,924	$63,836	$18,156,138
Residential mortgage-backed securities	26,427,933	242,541	265,932	26,404,542
	$44,446,983	$443,465	$329,768	$44,560,680

The amortized cost and fair value at March 31, 2017, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$700,489	$703,309
Due after three months through one year	553,702	557,591
Due after one year through five years	4,848,564	4,964,629
Due after five years through ten years	4,338,874	4,404,239
Due after ten years	7,179,284	7,223,889
Residential mortgage-backed securities	26,104,331	26,139,061
	$43,725,244	$43,992,718

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Securities Available for Sale
State and municipal securities	$3,730,461	$37,665	$-	$-	$3,730,461	$37,665
Residential mortgage-backed securities	10,798,425	132,308	4,591,883	62,398	15,390,308	194,706
	$14,528,886	$169,973	$4,591,883	$62,398	$19,120,769	$232,371

December 31, 2016
Securities Available for Sale
State and municipal securities	$4,734,681	$63,836	$-	$-	$4,734,681	$63,836
Residential mortgage-backed securities	13,364,755	187,191	4,422,865	78,741	17,787,620	265,932
	$18,099,436	$251,027	$4,422,865	$78,741	$22,522,301	$329,768

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

At March 31, 2017, 47 securities had unrealized losses with an aggregate depreciation of 1.20% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2017 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $0.4 million from the sales of securities for the three months ended March 31, 2017 and proceeds of $0.6 million for the three months ended March 31, 2016. The sales during the three months ended March 31, 2017 resulted in gross realized gains of $42 and no realized losses. The sales during the three months ended March 31, 2016 resulted in gross realized gains of $96 and no realized losses. The tax provision applicable to the realized gains amounted to $16 and $38, respectively, for the three months ended March 31, 2017 and 2016.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$108,408,504	$103,871,686
Multi-family residential loans	5,051,480	5,182,611
Total mortgage loans	113,459,984	109,054,297

Other loans:
Non-residential real estate loans	22,837,045	22,560,167
Commercial loans	17,276,909	16,645,226
Consumer direct	3,566,585	2,859,703
Purchased auto	12,142,976	11,714,185
Total other loans	55,823,515	53,779,281
Gross loans	169,283,499	162,833,578
Less: Allowance for loan losses	(2,183,681)	(2,247,449)
Loans, net	$167,099,818	$160,586,129

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	March 31,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$17,064,172	$18,062,672
Multi-family residential loans	270,716	272,378
Total mortgage loans	17,334,888	18,335,050

Other loans:
Non-residential real estate loans	2,299,078	2,352,952
Commercial loans	721,691	779,595
Consumer direct	148,022	196,340
Total other loans	3,168,791	3,328,887
Gross loans	20,503,679	21,663,937
Less: Allowance for loan losses	(100,000)	(100,000)
Loans, net	$20,403,679	$21,563,937

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table reflects activity for the loans acquired with deteriorated credit quality for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of year	$461,334	$575,605
Payment activity	(225,489)	(31,852)
Transfer to OREO	-	(44,417)
Accretion into interest income	64,791	27,099
	$300,636	$526,435

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $823,000 and $1,108,000 as of March 31, 2017, and December 31, 2016, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of year	$82,869	$175,342
Net reclassification from non-accretable yield	29,891	8,868
Accretion into interest income	(64,791)	(27,099)
	$47,969	$157,111

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2017	2016
Purchased auto loans	$1,534,937	$5,007,392

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2017	2016
One-to-four family	$(86,067)	$(151,015)
Multi-family	-	3,972
Non-residential	(51,960)	-
Consumer direct	2,327	1,727
Purchased auto	(18,068)	(6,846)
Net (charge-offs)/recoveries	$(153,768)	$(152,162)

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2017	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	108,120	2,219	(64,902)	4,280	17,471	22,812	90,000
Loans charged off	(89,515)	-	(59,960)	-	-	(30,312)	(179,787)
Recoveries of loans previously charged off	3,448	-	8,000	-	2,327	12,244	26,019
Balance at end of period	$1,449,007	$95,700	$250,464	$101,103	$99,051	$188,356	$2,183,681

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2016	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	26,052	15,940	7,910	(1,863)	12,683	59,278	120,000
Loans charged off	(189,894)	-	-	-	-	(8,680)	(198,574)
Recoveries of loans previously charged off	38,879	3,972	-	-	1,727	1,834	46,412
Balance at end of period	$1,602,619	$162,149	$206,250	$49,443	$51,597	$119,786	$2,191,844

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2017	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$1,787,025	$-	$618,192	$-	$-	$25,638	$2,430,855
Loans acquired with deteriorated credit quality	300,636	-	-	-	-	-	300,636
Loans collectively evaluated for impairment	106,320,843	5,051,480	22,218,853	17,276,909	3,566,585	12,117,338	166,552,008
Balance at end of period	$108,408,504	$5,051,480	$22,837,045	$17,276,909	$3,566,585	$12,142,976	$169,283,499

Period-end amount allocated to:
Loans individually evaluated for impairment	$162,726	$-	$63,806	$-	$-	$12,819	$239,351
Loans acquired with deteriorated credit quality	39,724	-	-	-	-	-	39,724
Loans collectively evaluated for impairment	1,246,557	95,700	186,658	101,103	99,051	175,537	1,904,606
Balance at end of period	$1,449,007	$95,700	$250,464	$101,103	$99,051	$188,356	$2,183,681

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2016	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$2,142,851	$-	$2,264,763	$-	$-	$24,564	$4,432,178
Loans acquired with deteriorated credit quality	461,334	-	-	-	-	-	461,334
Loans collectively evaluated for impairment	101,267,501	5,182,611	20,295,404	16,645,226	2,859,703	11,689,621	157,940,066
Balance at end of period	$103,871,686	$5,182,611	$22,560,167	$16,645,226	$2,859,703	$11,714,185	$162,833,578

Period-end amount allocated to:
Loans individually evaluated for impairment	$208,186	$-	$185,172	$-	$-	$12,282	$405,640
Loans acquired with deteriorated credit quality	34,401	-	-	-	-	-	34,401
Loans collectively evaluated for impairment	1,184,367	93,481	182,154	96,823	79,253	171,330	1,807,408
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2017 and December 31, 2016:

March 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,246,673	$1,157,952	$929,709	$2,087,661	$202,450	$2,233,641
Multi-family	-	-	-	-	-	-
Non-residential	658,192	232,722	385,470	618,192	63,806	1,686,159
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	25,638	-	25,638	25,638	12,819	24,922
	$2,930,503	$1,390,674	$1,340,817	$2,731,491	$279,075	$3,944,722

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,688,197	$1,428,073	$1,176,112	$2,604,185	$242,587	$2,634,763
Multi-family	-	-	-	-	-	-
Non-residential	2,435,424	-	2,264,763	2,264,763	185,172	2,030,894
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	24,564	-	24,564	24,564	12,282	9,261
	$5,148,185	$1,428,073	$3,465,439	$4,893,512	$440,041	$4,674,918

For the three months ended March 31, 2017, the Company recognized approximately $3,000 in cash basis interest income on impaired loans. For the three months ended March 31, 2016, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2017, there were 34 impaired loans totaling approximately $2.7 million, compared to 38 impaired loans totaling approximately $4.9 million at December 31, 2016. The change in impaired loans was a result of the pay-off of four impaired loans totaling approximately $2.0 million, write-downs on two impaired loans totaling approximately $0.1 million, writing down and moving an impaired loan totaling approximately $43,000 to OREO, upgrading and returning a loan totaling approximately $32,000 to accrual status, and payments of approximately $66,000, offset by the addition of two loans totaling approximately $52,000 to the impaired loan list.

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

Impaired loans at March 31, 2017 included $0.7 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.4 million at December 31, 2016. The amount of TDR loans included in impaired loans decreased approximately $1.6 million as a result of the pay-off of one TDR and as a result of $75,000 charged off on another TDR. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

Loans classified as TDRs during the three months ended March 31, 2017 and 2016, segregated by class, are shown in the tables below.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	2	$82,400	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	2	$82,400	$-

There were no TDR loans that were restructured during the twelve months prior to March 31, 2017 and 2016 that had payment defaults (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2017 and 2016.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2017 and December 31, 2016:

March 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,175,017	$-
Multi-family	-	-
Non-residential	618,182	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	25,638	-
	$2,818,837	$-

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,693,055	$-
Multi-family	-	-
Non-residential	2,264,763	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	24,564	-
	$4,982,382	$-

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2017 and December 31, 2016:

March 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$871,727	$-	$633,996	$1,505,723	$106,902,781	$108,408,504
Multi-family	-	-	-	-	5,051,480	5,051,480
Non-residential	89,099	-	232,722	321,821	22,515,224	22,837,045
Commercial	-	-	-	-	17,276,909	17,276,909
Consumer direct	257	-	-	257	3,566,328	3,566,585
Purchased auto	45,195	-	25,638	70,833	12,072,143	12,142,976
	$1,006,278	$-	$892,356	$1,898,634	$167,384,865	$169,283,499

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,879,438	$22,562	$1,089,635	$2,991,635	$100,880,051	$103,871,686
Multi-family	-	-	-	-	5,182,611	5,182,611
Non-residential	118,132	-	680,802	798,934	21,761,233	22,560,167
Commercial	-	-	-	-	16,645,226	16,645,226
Consumer direct	1,105	-	-	1,105	2,858,598	2,859,703
Purchased auto	4,364	-	24,564	28,928	11,685,257	11,714,185
	$2,003,039	$22,562	$1,795,001	$3,820,602	$159,012,976	$162,833,578

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

As of March 31, 2017 and December 31, 2016, the risk category of loans by class is as follows:

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$538,648	$2,087,661	$-	$105,782,195	$108,408,504
Multi-family	-	126,036	-	-	4,925,444	5,051,480
Non-residential	22,028,624	190,229	618,192	-	-	22,837,045
Commercial	17,276,909	-	-	-	-	17,276,909
Consumer direct	-	-	-	-	3,566,585	3,566,585
Purchased auto	-	-	25,638	-	12,117,338	12,142,976
Total	$39,305,533	$854,913	$2,731,491	$-	$126,391,562	$169,283,499

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$562,215	$2,604,185	$-	$100,705,286	$103,871,686
Multi-family	-	127,987	-	-	5,054,624	5,182,611
Non-residential	20,102,176	193,228	2,264,763	-	-	22,560,167
Commercial	16,645,226	-	-	-	-	16,645,226
Consumer direct	-	-	-	-	2,859,703	2,859,703
Purchased auto	-	-	24,564	-	11,689,621	11,714,185
Total	$36,747,402	$883,430	$4,893,512	$-	$120,309,234	$162,833,578

At March 31, 2017, the Company held no foreclosed residential real estate property, compared to approximately $33,000 at December 31, 2016. In addition, the Company also held approximately $0.2 million and $0.5 million in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at March 31, 2017 and December 31, 2016, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $0 and $3,000 for the three- month periods ended March 31, 2017 and 2016, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2017 and 2016, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 became effective for us on January 1, 2017 and did not have a material impact on our consolidated financial statements. The Company believes that in the future the adoption of this update may result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2017 and the year ended December 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

				Total
March 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$17,853,657	$-	$17,853,657
Residential mortgage-backed securities available for sale	-	26,139,061	-	26,139,061
	$-	$43,992,718	$-	$43,992,718

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,156,138	$-	$18,156,138
Residential mortgage-backed securities available for sale	-	26,404,542	-	26,404,542
	$-	$44,560,680	$-	$44,560,680

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

				Total
March 31, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$8,000	$8,000
Impaired loans, net	-	-	1,061,742	1,061,742

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$35,500	$35,500
Impaired loans, net	-	-	3,025,398	3,025,398

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

March 31, 2017
Foreclosed assets	$8,000	Appraisal of collateral	Appraisal adjustments		-50%
Impaired loans, net	$835,241	Appraisal of collateral	Appraisal adjustments	-36.5	to	-86.5%
Impaired loans, net	$226,501	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2016
Foreclosed assets	$35,500	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,856,621	Appraisal of collateral	Appraisal adjustments	-14.5	to	-86.5%
Impaired loans, net	$168,777	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2017 and December 31, 2016, are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,978,567	$4,978,567	$-	$-	$4,978,567
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	2,784,000	2,784,000	-	-	2,784,000
Securities	44,746,039	-	43,992,718	753,321	44,746,039
Accrued interest receivable	798,243	798,243	-	-	798,243
Net loans	167,099,818	-	-	169,119,895	169,119,895
Loans held for sale	689,000	689,000	-	-	689,000
Mortgage servicing rights	366,955	-	-	366,955	366,955
Financial Liabilities:
Non-interest bearing deposits	11,418,742	11,418,742	-	-	11,418,742
Interest bearing deposits	166,649,854	-	-	167,182,990	167,182,990
Accrued interest payable	1,671	1,671	-	-	1,671
FHLB advances	1,122,890	-	1,126,155	-	1,126,115

	Carrying	December 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,946,649	$5,946,649	$-	$-	$5,946,649
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,690,000	1,690,000	-	-	1,690,000
Securities	45,314,001	-	44,560,680	753,321	45,314,001
Accrued interest receivable	785,484	785,484	-	-	785,484
Net loans	160,586,129	-	-	161,967,000	161,967,000
Loans held for sale	305,072	305,072	-	-	305,072
Mortgage servicing rights	351,544	-	-	351,544	351,544
Financial Liabilities:
Non-interest bearing deposits	9,974,536	9,974,536	-	-	9,974,536
Interest bearing deposits	162,572,485	-	-	155,963,464	155,963,464
Accrued interest payable	224	224	-	-	224
FHLB advances	1,121,153	-	1,151,000	-	1,151,000

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

FHLB advances: The fair value of FHLB advances is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At March 31, 2017 and December 31, 2016, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2017 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 29, 2017.

GENERAL

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Joliet and Peru, Illinois. Ottawa Savings Bank’s market area includes all of LaSalle County and parts of Grundy County in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County (the “Merger”).

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016

The Company's total assets increased $6.2 million, or 2.7%, to $236.4 million at March 31, 2017, from $230.2 million at December 31, 2016. The increase was primarily due to net increases in the loan portfolio of $6.5 million, federal funds sold of $1.1 million, and loans held for sale of $0.4 million. These increases were partially offset by decreases in securities available-for-sale of $0.6 million, cash and cash equivalents of $0.9 million, and deferred tax assets of $0.2 million.

Cash and cash equivalents decreased $0.9 million, or 16.3%, to $5.0 million at March 31, 2017 from $5.9 million at December 31, 2016. The decrease in cash and cash equivalents was primarily a result of cash used in investing activities of $7.1 million exceeding cash provided by financing activities of $5.4 million and cash provided by operating activities of $0.8 million. The cash used in investing activities included a gross increase in loans of $6.7 million, the purchase of $1.2 million in securities available for sale, and an increase in federal funds sold of $1.1 million, offset by the security sales, maturities and pay-downs of $1.8 million.

Federal funds sold increased to $2.8 million at March 31, 2017, from $1.7 million at December 31, 2016, primarily as a result of cash provided by financing activities.

Securities available-for-sale decreased $0.6 million, or 1.3%, to $44.0 million at March 31, 2017 from $44.6 million at December 31, 2016. The decrease was primarily due to sales and maturities of $0.4 million and pay-downs of $1.4 million, exceeding new securities purchases of $1.2 million.

Loans, net of the allowance for loan losses, increased $6.5 million, or 4.1%, to $167.1 million at March 31, 2017, from $160.6 million at December 31, 2016. The increase in loans, net of the allowance for loan losses, was primarily due to a $4.5 million increase in one-to-four family loans, a $0.6 million increase in commercial loans, a $0.3 million increase in non-residential real estate loans, a $0.4 million increase in the purchased auto portfolio and a $0.7 million increase in consumer loans. These increases were partially off-set by a $0.1 million decrease in multifamily loans.

Total deposits increased $5.5 million, or 3.2%, to $178.1 million at March 31, 2017 from $172.5 million at December 31, 2016. Certificates of deposit decreased $1.0 million, or 1.3%, to $80.2 million at March 31, 2017 from $81.2 million at December 31, 2016. Savings accounts increased by $1.8 million and checking/money market accounts increased by $4.8 million during the same period. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates begin to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

Stockholders’ equity increased $0.3 million, or 0.5%, to $52.2 million at March 31, 2017 from $51.9 million at December 31, 2016. The increase is primarily a result of net income of $0.4 million for the three months ended March 31, 2017, partially off-set by dividends of $0.1 million paid to shareholders.

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

The non-performing assets to total assets ratio was 1.20% at March 31, 2017, which is down from 2.18% at December 31, 2016. During the first three months of 2017, non-performing assets decreased 44.0% to $2.8 million from $5.0 million as of December 31, 2016. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of the pay-off of four impaired loans totaling approximately $2.0 million, write-downs on two impaired loans totaling approximately $0.1 million, writing down and moving an impaired loan totaling approximately $43,000 to OREO and subsequently selling the property, upgrading and returning a loan totaling approximately $32,000 to accrual status, and payments of approximately $66,000, offset by the addition of two loans totaling approximately $52,000 to the impaired loan list. Additionally, foreclosed real estate decreased approximately $33,000, while other repossessed assets increased approximately $6,000.

The following table summarizes non-performing assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(In Thousands)
Non-accrual:
One-to-four family	$2,175	$2,693	$2,310	$2,418	$2,988
Multi-family	-	-	-	-	-
Non-residential real estate	618	2,265	1,880	1,912	2,028
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	26	24	13	10	-
Total non-accrual loans	2,819	4,982	4,203	4,340	5,016
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	2,819	4,982	4,203	4,340	5,016
Foreclosed real estate	-	33	33	315	319
Other repossessed assets	8	2	42	19	3
Total nonperforming assets	$2,827	$5,017	$4,278	$4,674	$5,338

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Allowance for loan losses as a percent of gross loans receivable	1.26%	1.35%	1.45%	1.50%	1.49%
Allowance for loan losses as a percent of total nonperforming loans	77.47%	45.10%	54.91%	52.72%	43.70%
Nonperforming loans as a percent of gross loans receivable	1.63%	3.00%	2.64%	2.84%	3.41%
Nonperforming loans as a percent of total assets	1.19%	2.16%	1.52%	2.00%	2.32%
Nonperforming assets as a percent of total assets	1.20%	2.18%	1.55%	2.16%	2.46%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

General. Net income for the three months ended March 31, 2017 was $0.4 million compared to $0.3 for the three months ended March 31, 2016. The increase was primarily attributed to the increase in net interest income after provision for loan losses of $0.3 million and a $0.1 million increase in total other income. These favorable variances were partially offset by an increase of $0.2 million in other expenses and an increase of $0.1 million in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,973	$1,724	$249	14.44%
Securities:
Residential mortgage-backed securities	136	152	(16)	(10.53)
State and municipal securities	130	135	(5)	(3.70)
Dividends on non-marketable equity securities	2	2	-	-
Interest-bearing deposits	9	7	2	28.57
Total interest and dividend income	2,250	2,020	230	11.39
Interest expense:
Deposits	205	202	3	1.49
Borrowings	7	5	2	40.00
Total interest expense	212	207	5	2.42
Net interest income	$2,038	$1,813	$225	12.41%

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

	Three Months Ended March 31,
	2017			2016
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$164,672	$1,973	4.79%	$140,570	$1,724	4.90%
Securities, net (2)	43,689	266	2.44%	47,332	287	2.43%
Non-marketable equity securities	753	2	1.06%	1,358	2	0.59%
Interest-bearing deposits	4,405	9	0.82%	6,360	7	0.44%
Total interest-earning assets	213,519	2,250	4.22%	195,620	2,020	4.13%
Non-interest-earning assets	18,955			18,540
Total assets	232,474			214,160

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,448	$16	0.21%	$30,775	$16	0.21%
Savings accounts	25,182	4	0.06%	23,895	4	0.07%
Certificates of Deposit accounts	81,036	182	0.90%	86,692	179	0.83%
Checking accounts	27,710	3	0.04%	26,705	3	0.04%
Advances and borrowed funds	1,122	7	2.50%	1,137	5	1.76%
Total interest-bearing liabilities	165,498	212	0.51%	169,204	207	0.49%
Non-interest-bearing liabilities	14,776			13,904
Total liabilities	180,274			183,108
Equity	52,200			31,052
Total liabilities and equity	232,474			214,160
Net interest income		$2,038			$1,813
Net interest rate spread (3)			3.71%			3.64%
Net interest margin (4)			3.82%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.02%			115.61%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2017 and 2016. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2017 Compared to 2016
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$287	$(38)	$249
Securities, net	(22)	1	(21)
Non-marketable equity securities	(2)	2	-
Interest-bearing deposits	(4)	6	2
Total interest-earning assets	$259	$(72)	$230
Interest expense on
Money Market accounts	$-	$-	$-
Passbook accounts	-	-	-
Certificates of Deposit accounts	(12)	15	3
Checking	-	-	-
Advances and borrowed funds	-	2	2
Total interest-bearing liabilities	(12)	17	5
Change in net interest income	$271	$(46)	$225

Net interest income increased by $0.2 million, or 12.4%, to $2.0 million for the three months ended March 31, 2017, from $1.8 million for the three months ended March 31, 2016. Interest and dividend income increased $0.2 million, or 11.4%, due to an increase in the average balances of interest-earning assets of $17.9 million and an increase in the yield on interest-earning assets from 4.13% to 4.22% due to changes in the mix of the portfolio. Also contributing to the increase was approximately $86,000 of interest income from changes in cash flow and collections on two impaired loans acquired in the Merger that were previously thought to be uncollectible, but paid-off in full during the first quarter of 2017. The increase in net interest income was partially off-set by a $5,000, or 2.4%, increase in interest expense. The average cost of funds increased two basis points, from 0.49% to 0.51%, or 4.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to changes in the mix of lower costing deposit products and certificates of deposit. Additionally, the average balance of interest-bearing liabilities decreased by $3.7 million, or 2.2%. The net interest margin increased during the three months ended March 31, 2017 to 3.82% compared to 3.71% for the three months ended March 31, 2016, primarily as a result of the increase in average balances of interest-earning assets and the decrease in the balances of interest-bearing liabilities.

Provision for Loan Losses. Management recorded a loan loss provision of $90,000 and $120,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The decrease was the result of lower general reserves at March 31, 2017 when compared to March 31, 2016, due to improvements in the historical loss levels and qualitative factors during 2017, as compared to 2016, which lowered many of the loss factors applied to the loan categories in the general reserve. These favorable variances were partially off-set by increases in the balances of most loan categories and higher specific reserves. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 6.9% in LaSalle County, 6.8% in Grundy County, and 5.5% for the State of Illinois, versus the national level of 4.9%. Based on a review of the loans that were in the loan portfolio at March 31, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$107	$39	$68	174.36%
Gain on sale of foreclosed real estate	24	65	(41)	(63.08)
Gain on sale of repossessed assets	3	1	2	200.00
Loan origination and servicing income	101	59	42	71.19
Origination of mortgage servicing rights, net of amortization	15	2	13	650.00
Customer service fees	116	98	18	18.37
Income on bank owned life insurance	12	12	-	-
Other	28	25	3	12.00
Total other income	$406	$301	$105	34.88%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in loan origination and servicing income, as a result of an increases in loan originations and loans originated for sale into the secondary market. The increases were partially offset by a decrease in the gain on sale of OREO due to the sale of fewer OREO properties during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Other Expense. The following table summarizes other expense for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$994	$828	$166	20.05%
Directors fees	41	41	-	-
Occupancy	164	152	12	7.89
Deposit insurance premium	14	44	(30)	(68.18)
Legal and professional services	96	87	9	10.34
Data processing	139	135	4	2.96
Loan expense	118	59	59	100.00
Valuation adjustments and expenses on foreclosed real estate	5	36	(31)	(86.11)
Other	245	238	7	2.94
Total other expenses	$1,816	$1,620	$196	12.10%

Efficiency ratio (1)	74.30%	76.63%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to an increase in salaries and employee benefits, which was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to increased net interest income and other income for the 2017 period.

Income Taxes. The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the Company had net income of $0.4 million with approximately $0.1 million in tax exempt income, compared to net income of $0.3 million with approximately $0.1 million in tax exempt income for the three months ended March 31, 2016.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
	March 31,
	2017	2016

Expected income taxes	$188,501	$130,872
Income tax effect of:
State taxes, net of federal tax benefit	27,747	19,526
Tax exempt interest	(43,363)	(44,862)
Income taxed at lower rates	(5,386)	(3,739)
Other	13,774	13,218
	$181,273	$115,015

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

At March 31, 2017, the Bank had outstanding commitments to originate $6.0 million in loans, unfunded lines of credit of $11.5 million, and $3.5 million in commitments to fund construction loans. In addition, as of March 31, 2017, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $33.9 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2017, the Bank had $67.8 million of available credit from the FHLBC and there were $1.1 million in FHLBC advances outstanding. In addition, as of March 31, 2017 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2017, the Company had cash and cash equivalents of $9.7 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2017 of 26.28%, 25.03%, 25.03%, and 17.41%, respectively, compared to ratios at December 31, 2016 of 26.76%, 25.51%, 25.51% and 16.84%, respectively. As of January 1, 2017, the Bank must hold 1.25% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. As of March 31, 2017, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant

Date: May 10, 2017	/s/ Jon L. Kranov
Jon L. Kranov President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ Marc N. Kingry
Marc N. Kingry Chief Financial Officer (Principal Financial Officer)