Form 10-Q
period 2017-06-30
Ottawa Bancorp Inc
filed 2017-08-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2017
Common Stock, $0.01 par value	3,467,402

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2017

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$2,823,601	$3,916,559
Interest bearing deposits	507,496	2,030,090
Total cash and cash equivalents	3,331,097	5,946,649
Time deposits	250,000	250,000
Federal funds sold	-	1,690,000
Securities available for sale	38,158,992	44,560,680
Non-marketable equity securities	752,221	753,321
Loans, net of allowance for loan losses of $2,240,586 and $2,247,449 at June 30, 2017 and December 31, 2016, respectively	178,959,773	160,586,129
Loans held for sale	1,426,800	305,072
Premises and equipment, net	6,778,433	6,843,906
Accrued interest receivable	857,931	785,484
Foreclosed real estate	-	33,000
Deferred tax assets	2,320,296	2,593,786
Cash value of life insurance	2,269,760	2,245,578
Goodwill	649,869	649,869
Core deposit intangible	321,636	359,000
Other assets	2,954,876	2,558,910
Total assets	$239,031,684	$230,161,384
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,714,780	$9,974,536
Interest bearing	167,909,584	162,572,485
Total deposits	179,624,364	172,547,021
Accrued interest payable	1,704	224
FHLB advances	1,113,262	1,121,153
Federal funds purchased	438,000	-
Other liabilities	4,177,857	3,748,953
Total liabilities	185,355,187	177,417,351
Commitments and contingencies
Redeemable common stock held by ESOP plan	1,016,956	807,629
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,467,402 shares issued at June 30, 2017 and December 31, 2016	34,674	34,674
Additional paid-in-capital	37,153,871	37,117,311
Retained earnings	18,016,621	17,455,472
Unallocated ESOP shares	(1,843,640)	(1,932,648)
Accumulated other comprehensive income	314,971	69,224
	53,676,497	52,744,033
Less:
Maximum cash obligation related to ESOP shares	(1,016,956)	(807,629)
Total stockholders' equity	52,659,541	51,936,404
Total liabilities and stockholders' equity	$239,031,684	$230,161,384

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$2,114,434	$1,851,755	$4,087,184	$3,575,053
Securities:
Residential mortgage-backed and related securities	126,148	148,467	262,016	300,544
State and municipal securities	126,939	135,724	257,568	270,704
Dividends on non-marketable equity securities	1,548	1,970	3,342	4,160
Interest-bearing deposits	6,725	3,054	16,046	10,398
Total interest and dividend income	2,375,794	2,140,970	4,626,156	4,160,859
Interest expense:
Deposits	223,208	203,220	428,477	405,690
Borrowings	8,064	7,120	15,060	11,740
Total interest expense	231,272	210,340	443,537	417,430
Net interest income	2,144,522	1,930,630	4,182,619	3,743,429
Provision for loan losses	160,000	157,500	250,000	277,500
Net interest income after provision for loan losses	1,984,522	1,773,130	3,932,619	3,465,929
Other income:
Gain on sale of securities	21,160	8,322	21,202	8,418
Gain on sale of loans	209,892	148,740	316,985	187,670
Gain on sale of foreclosed real estate	-	46,251	24,060	111,448
Gain on sale of repossessed assets	11,252	1,048	14,296	1,680
Loan origination and servicing income	202,718	77,912	303,709	136,534
Origination of mortgage servicing rights, net of amortization	18,701	25,424	34,112	27,554
Customer service fees	121,212	101,656	237,071	199,927
Income on bank owned life insurance	12,158	12,554	24,182	24,726
Other	32,139	23,798	60,105	48,617
Total other income	629,232	445,705	1,035,722	746,574
Other expenses:
Salaries and employee benefits	1,083,157	837,233	2,077,523	1,664,918
Directors fees	40,800	40,800	81,600	81,600
Occupancy	162,241	154,112	325,780	306,190
Deposit insurance premium	12,697	45,769	26,211	89,992
Legal and professional services	93,964	87,817	190,122	174,945
Data processing	152,614	120,711	291,107	255,733
Loss on sale of securities	7,566	3,261	7,566	3,261
Loan expense	132,120	101,279	250,443	159,821
Valuation adjustments and expenses on foreclosed real estate	2,060	32,423	7,522	68,936
Loss on sale of repossessed assets	-	-	274	-
Other	293,094	240,317	538,179	478,073
Total other expenses	1,980,313	1,663,722	3,796,327	3,283,469
Income before income tax expense	633,441	555,113	1,172,014	929,034
Income tax expense	167,896	181,797	349,169	296,812
Net income	$465,545	$373,316	$822,845	$632,222
Basic earnings per share	$0.14	$0.13	$0.25	$0.22
Diluted earnings per share	$0.14	$0.13	$0.25	$0.22
Dividends per share	$0.04	$-	$0.08	$-

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$465,545	$373,316	$822,845	$632,222
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains arising during the period	263,443	288,653	417,262	452,302
Reclassification adjustment for net gains included in net income	(13,594)	(5,061)	(13,636)	(5,157)
Other comprehensive income, before tax	249,849	283,592	403,626	447,145
Income tax expense related to items of other comprehensive income	97,729	110,927	157,879	174,901
Other comprehensive income, net of tax	152,120	172,665	245,747	272,244
Comprehensive income	$617,665	$545,981	$1,068,592	$904,466

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities
Net income	$822,845	$632,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,650	118,282
Provision for loan losses	250,000	277,500
Provision for deferred income taxes	115,611	276,511
Net amortization of premiums and discounts on securities	274,241	326,814
Gain on sale of securities, net	(13,636)	(5,157)
Origination of mortgage loans held for sale	(11,361,079)	(7,405,366)
Proceeds from sale of mortgage loans held for sale	10,556,336	7,086,492
Gain on sale of loans, net	(316,985)	(187,670)
Origination of mortgage servicing rights, net of amortization	(34,112)	(27,554)
Gain on sale of foreclosed real estate, net	(24,060)	(111,448)
Write down of foreclosed real estate	-	28,551
Gain on sale of repossessed assets, net	(14,022)	(1,680)
ESOP compensation expense	125,568	27,786
MRP compensation expense	-	2,203
Compensation expense on RRP options granted	-	2,914
Amortization of core deposit intangible	37,364	46,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	155,331	61,595
Certificates of deposit	(13,000)	(37,000)
Federal Home Loan Bank Advances	3,472	1,041
Increase in cash surrender value of life insurance	(24,182)	(24,726)
Change in assets and liabilities:
Increase in accrued interest receivable	(72,447)	(65,767)
Increase in other assets	(351,355)	(1,024,355)
Increase in accrued interest payable and other liabilities	430,384	158,892
Net cash provided by operating activities	667,924	156,080
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,308,450)	(3,613,482)
Sales, calls, maturities and paydowns	7,853,159	4,902,012
Sale of non-marketable equity securities	1,100	604,800
Net (increase) in loans	(18,845,908)	(10,602,947)
Net decrease in federal funds sold	1,690,000	1,604,000
Proceeds from sale of foreclosed real estate	84,493	264,266
Proceeds from sale of repossessed assets	43,023	22,057
Purchase of premises and equipment	(56,177)	(6,000)
Net cash used in investing activities	(10,538,760)	(6,825,294)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	7,090,343	(594,076)
Principal reduction of Federal Home Loan Bank advances	(11,363)	(1,011,197)
Proceeds from federal funds purchased	438,000	3,705,000
Dividends paid	(261,696)	-
Net cash provided by financing activities	7,255,284	2,099,727
Net decrease in cash and cash equivalents	(2,615,552)	(4,569,487)
Cash and cash equivalents:
Beginning of period	5,946,649	7,135,719
End of period	$3,331,097	$2,566,232

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$426,997	$404,713
Interest paid on borrowings	15,060	11,740
Income taxes paid, net of refunds received	155,444	-
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	31,356	235,190
Other assets acquired in settlement of loans	39,500	23,000
Sale of foreclosed real estate through loan origination	3,923	-
Increase in ESOP put option liability	209,327	101,188

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp. Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

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

At June 30, 2017, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$465,545	$373,316	$822,845	$632,222
Basic potential common shares:
Weighted average shares outstanding	3,467,402	2,894,123	3,467,402	2,894,123
Weighted average unallocated ESOP shares	(189,920)	(18,645)	(192,220)	(19,276)
Weighted average unvested MRP shares	-	(1,047)	-	(1,047)
Basic weighted average shares outstanding	3,277,482	2,874,431	3,275,182	2,873,800
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	905	-	917
Weighted average RRP options outstanding	15,724	14,616	15,956	11,346
Dilutive weighted average shares outstanding	3,293,206	2,889,952	3,291,138	2,886,063
Basic earnings per share	$0.14	$0.13	$0.25	$0.22
Diluted earnings per share	$0.14	$0.13	$0.25	$0.22

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

           On May 6, 2005, the Bank adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. On July 8, 2005, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share. On October 11, 2016, the ESOP borrowed $1,907,160 from the Company and used those funds to acquire 190,716 shares of the Company’s stock in its conversion to a fully-public stock holding company at a price of $10.00 per share.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2017, 73,853 shares at a fair value of $13.77 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2017	2016
Shares allocated	94,883	85,493
Shares withdrawn from the plan	(21,030)	(21,030)
Unallocated shares	186,807	196,197
Total ESOP shares	260,660	260,660
Fair value of unallocated shares	$2,572,332	$2,497,588

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017:
Securities Available for Sale
State and municipal securities	$16,187,563	$454,465	$-	$16,642,028
Residential mortgage-backed securities	21,454,106	195,662	132,804	21,516,964
	$37,641,669	$650,127	$132,804	$38,158,992
December 31, 2016:
Securities Available for Sale
State and municipal securities	$18,019,050	$200,924	$63,836	$18,156,138
Residential mortgage-backed securities	26,427,933	242,541	265,932	26,404,542
	$44,446,983	$443,465	$329,768	$44,560,680

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The amortized cost and fair value at June 30, 2017, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$200,499	$201,200
Due after three months through one year	1,029,835	1,039,611
Due after one year through five years	4,766,701	4,929,183
Due after five years through ten years	3,558,695	3,682,066
Due after ten years	6,631,833	6,789,968
Residential mortgage-backed securities	21,454,106	21,516,964
	$37,641,669	$38,158,992

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Securities Available for Sale
State and municipal securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	9,016,935	73,469	4,281,810	59,335	13,298,745	132,804
	$9,016,935	$73,469	$4,281,810	$59,335	$13,298,745	$132,804

December 31, 2016
Securities Available for Sale
State and municipal securities	$4,734,681	$63,836	$-	$-	$4,734,681	$63,836
Residential mortgage-backed securities	13,364,755	187,191	4,422,865	78,741	17,787,620	265,932
	$18,099,436	$251,027	$4,422,865	$78,741	$22,522,301	$329,768

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

At June 30, 2017, 25 securities had unrealized losses with an aggregate depreciation of 0.99% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2017 due to the following:

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

There were proceeds of $4.6 million from the sales of securities for the three months ended June 30, 2017 and proceeds of $1.1 million for the three months ended June 30, 2016. The sales during the three months ended June 30, 2017 resulted in gross realized gains of $21,160 and gross realized losses of $7,566, for net realized gains of $13,594. The sales during the three months ended June 30, 2016 resulted in gross realized gains of $8,322 and gross realized losses of 3,261, for net realized gains of $5,061. The tax provision applicable to the realized gains amounted to $5,277 and $1,965, respectively, for the three months ended June 30, 2017 and 2016.

There were proceeds of $5.0 million from the sales of securities for the six months ended June 30, 2017 and proceeds of $1.7 million for the six months ended June 30, 2016. The sales during the six months ended June 30, 2017 resulted in gross realized gains of $21,202 and gross realized losses of $7,566, for net realized gains of $13,636. The sales during the six months ended June 30, 2016 resulted in gross realized gains of $8,418 and gross realized losses of $3,261, for net realized gains of $5,157. The tax provision applicable to the realized gains amounted to $5,293 and $2,002, respectively, for the six months ended June 30, 2017 and 2016.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$115,496,668	$103,871,686
Multi-family residential loans	4,986,219	5,182,611
Total mortgage loans	120,482,887	109,054,297
Other loans:
Non-residential real estate loans	26,867,454	22,560,167
Commercial loans	15,552,859	16,645,226
Consumer direct	3,994,065	2,859,703
Purchased auto	14,303,094	11,714,185
Total other loans	60,717,472	53,779,281
Gross loans	181,200,359	162,833,578
Less: Allowance for loan losses	(2,240,586)	(2,247,449)
Loans, net	$178,959,773	$160,586,129

The following table reflects the carrying amount of loans acquired in the Merger, which are included in the loan categories above as of the dates indicated.

	June 30,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$16,376,452	$18,062,672
Multi-family residential loans	269,031	272,378
Total mortgage loans	16,645,483	18,335,050
Other loans:
Non-residential real estate loans	2,238,383	2,352,952
Commercial loans	743,693	779,595
Consumer direct	125,581	196,340
Total other loans	3,107,657	3,328,887
Gross loans	19,753,140	21,663,937
Less: Allowance for loan losses	(100,000)	(100,000)
Loans, net	$19,653,140	$21,563,937

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$300,636	$526,435	$461,334	$575,605
Payment activity	(125,476)	(60,051)	(350,965)	(91,903)
Transfer to OREO	-	-	-	(44,417)
Accretion into interest income	80,587	32,528	145,378	59,627
	$255,747	$498,912	$255,747	$498,912

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $669,000 and $1,108,000 as of June 30, 2017, and December 31, 2016, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$47,969	$157,111	$82,869	$175,342
Net reclassification from non-accretable yield	68,286	-	98,177	8,868
Accretion into interest income	(80,587)	(32,528)	(145,378)	(59,627)
	$35,668	$124,583	$35,668	$124,583

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchased auto loans	$3,520,709	$3,333,888	$5,055,646	$8,341,280

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
One-to-four family	$(80,924)	$(40,012)	$(166,991)	$(191,027)
Multi-family	8,176	3,971	8,176	7,943
Non-residential	-	-	(51,960)	-
Consumer direct	(3,074)	1,727	(747)	3,454
Purchased auto	(27,273)	(26,989)	(45,341)	(33,835)
Net (charge-offs)/recoveries	$(103,095)	$(61,303)	$(256,863)	$(213,465)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2017	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,449,007	$95,700	$250,464	$101,103	$99,051	$188,356	$2,183,681
Provision charged to income	62,834	(2,403)	(16,972)	10,801	21,523	84,217	160,000
Loans charged off	(83,402)	-	-	-	(5,351)	(30,851)	(119,604)
Recoveries of loans previously charged off	2,478	8,176	-	-	2,277	3,578	16,509
Balance at end of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2016	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,602,619	$162,149	$206,250	$49,443	$51,597	$119,786	$2,191,844
Provision charged to income	11,991	1,365	69,097	3,813	7,167	64,067	157,500
Loans charged off	(40,672)	-	-	-	-	(29,613)	(70,285)
Recoveries of loans previously charged off	660	3,971	-	-	1,727	2,624	8,982
Balance at end of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2017	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	170,954	(184)	(81,874)	15,081	38,994	107,029	250,000
Loans charged off	(172,917)	-	(59,960)	-	(5,351)	(61,163)	(299,391)
Recoveries of loans previously charged off	5,926	8,176	8,000	-	4,604	15,822	42,528
Balance at end of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2016	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	38,043	17,305	77,007	1,950	19,850	123,345	277,500
Loans charged off	(230,566)	-	-	-	-	(38,293)	(268,859)
Recoveries of loans previously charged off	39,539	7,943	-	-	3,454	4,458	55,394
Balance at end of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2017	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$1,472,261	$-	$458,625	$-	$-	$26,009	$1,956,895
Loans acquired with deteriorated credit quality	255,747	-	-	-	-	-	255,747
Loans collectively evaluated for impairment	113,768,660	4,986,219	26,408,829	15,552,859	3,994,065	14,277,085	178,987,717
Balance at end of period	$115,496,668	$4,986,219	$26,867,454	$15,552,859	$3,994,065	$14,303,094	$181,200,359

Period-end amount allocated to:
Loans individually evaluated for impairment	$71,319	$-	$53,440	$-	$-	$13,004	$137,763
Loans acquired with deteriorated credit quality	32,908	-	-	-	-	-	32,908
Loans collectively evaluated for impairment	1,326,690	101,473	180,052	111,904	117,500	232,296	2,069,915
Balance at end of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2016	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$2,142,851	$-	$2,264,763	$-	$-	$24,564	$4,432,178
Loans acquired with deteriorated credit quality	461,334	-	-	-	-	-	461,334
Loans collectively evaluated for impairment	101,267,501	5,182,611	20,295,404	16,645,226	2,859,703	11,689,621	157,940,066
Balance at end of period	$103,871,686	$5,182,611	$22,560,167	$16,645,226	$2,859,703	$11,714,185	$162,833,578

Period-end amount allocated to:
Loans individually evaluated for impairment	$208,186	$-	$185,172	$-	$-	$12,282	$405,640
Loans acquired with deteriorated credit quality	34,401	-	-	-	-	-	34,401
Loans collectively evaluated for impairment	1,184,367	93,481	182,154	96,823	79,253	171,330	1,807,408
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2017 and December 31, 2016:

June 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,937,020	$1,185,839	$542,169	$1,728,008	$104,227	$2,082,684
Multi-family	-	-	-	-	-	-
Non-residential	498,625	83,521	375,104	458,625	53,440	1,105,443
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	26,009	-	26,009	26,009	13,004	21,310
	$2,461,654	$1,269,360	$943,282	$2,212,642	$170,671	$3,209,437

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,688,197	$1,428,073	$1,176,112	$2,604,185	$242,587	$2,634,763
Multi-family	-	-	-	-	-	-
Non-residential	2,435,424	-	2,264,763	2,264,763	185,172	2,030,894
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	24,564	-	24,564	24,564	12,282	9,261
	$5,148,185	$1,428,073	$3,465,439	$4,893,512	$440,041	$4,674,918

For the three and six months ended June 30, 2017, the Company recognized approximately $3,000 and $6,000, respectively, in cash basis interest income on impaired loans. For the three and six months ended June 30, 2016, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2017, there were 32 impaired loans totaling approximately $2.2 million, compared to 38 impaired loans totaling approximately $4.9 million at December 31, 2016. The change in impaired loans was a result of the pay-off of six impaired loans totaling approximately $2.2 million, write-downs on four impaired loans totaling approximately $0.2 million, writing down and moving two impaired loans totaling approximately $68,000 to OREO/repossessed assets, upgrading and returning two loans totaling approximately $83,000 to accrual status, and payments of approximately $262,000, offset by the addition of four loans totaling approximately $168,000 to the impaired loan list.

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

Impaired loans at June 30, 2017 included $0.7 million of loans whose terms have been modified in TDRs, compared to $2.4 million at December 31, 2016. The amount of TDR loans included in impaired loans decreased approximately $1.7 million as a result of pay-offs on two TDRs totaling $1.6 million and charge-offs totaling of $125,000 on two TDRs, partially off-set by the re-default of one previously performing TDR from 2010 in the amount of $91,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

There were no new loans classified as TDRs during the three months ended June 30, 2017 and 2016. Loans classified as TDRs during the six months ended June 30, 2017 and 2016, segregated by class, are shown in the tables below.

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	2	$82,400	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	2	$82,400	$-

There were no TDR loans that were restructured during the twelve months prior to June 30, 2017 and 2016 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or six months ended June 30, 2017 and 2016.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2017 and December 31, 2016:

June 30, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,813,849	$-
Multi-family	-	-
Non-residential	458,625	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	26,009	-
	$2,298,483	$-

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,693,055	$-
Multi-family	-	-
Non-residential	2,264,763	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	24,564	-
	$4,982,382	$-

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,490,226	$98,310	$317,347	$1,905,883	$113,590,785	$115,496,668
Multi-family	-	-	-	-	4,986,219	4,986,219
Non-residential	-	-	83,521	83,521	26,783,933	26,867,454
Commercial	2,629,439	-	-	2,629,439	12,923,420	15,552,859
Consumer direct	3,282	-	-	3,282	3,990,783	3,994,065
Purchased auto	17,426	3,468	26,009	46,903	14,256,191	14,303,094
	$4,140,373	$101,778	$426,877	$4,669,028	$176,531,331	$181,200,359

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,879,438	$22,562	$1,089,635	$2,991,635	$100,880,051	$103,871,686
Multi-family	-	-	-	-	5,182,611	5,182,611
Non-residential	118,132	-	680,802	798,934	21,761,233	22,560,167
Commercial	-	-	-	-	16,645,226	16,645,226
Consumer direct	1,105	-	-	1,105	2,858,598	2,859,703
Purchased auto	4,364	-	24,564	28,928	11,685,257	11,714,185
	$2,003,039	$22,562	$1,795,001	$3,820,602	$159,012,976	$162,833,578

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

At June 30, 2017 and December 31, 2016, the risk category of loans by class is as follows:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$580,450	$1,728,007	$-	$113,188,211	$115,496,668
Multi-family	-	124,064	-	-	4,862,155	4,986,219
Non-residential	26,301,656	107,173	458,625	-	-	26,867,454
Commercial	15,552,859	-	-	-	-	15,552,859
Consumer direct	-	-	-	-	3,994,065	3,994,065
Purchased auto	-	-	26,009	-	14,277,085	14,303,094
Total	$41,854,515	$811,687	$2,212,641	$-	$136,321,516	$181,200,359

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$562,215	$2,604,185	$-	$100,705,286	$103,871,686
Multi-family	-	127,987	-	-	5,054,624	5,182,611
Non-residential	20,102,176	193,228	2,264,763	-	-	22,560,167
Commercial	16,645,226	-	-	-	-	16,645,226
Consumer direct	-	-	-	-	2,859,703	2,859,703
Purchased auto	-	-	24,564	-	11,689,621	11,714,185
Total	$36,747,402	$883,430	$4,893,512	$-	$120,309,234	$162,833,578

At June 30, 2017, the Company held no foreclosed residential real estate property, compared to approximately $33,000 at December 31, 2016. In addition, the Company also held approximately $0.2 million and $0.5 million in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at June 30, 2017 and December 31, 2016, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $0 and $5,000 for the six- month periods ended June 30, 2017 and 2016, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2017 and 2016, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 became effective for the Company on January 1, 2017 and did not have a material impact on our consolidated financial statements. The Company believes that in the future the adoption of this update may result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 amended the requirements related to the income statement presentation of the components of net periodic beneﬁt cost for an entity's sponsored deﬁned beneﬁt pension and other postretirement plans.  ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification. This ASU contains guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for public business entities in any interim period for which financial statements have not yet been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2017 and the year ended December 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

				Total
June 30, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$16,642,028	$-	$16,642,028
Residential mortgage-backed securities available for sale	-	21,516,964	-	21,516,964
	$-	$38,158,992	$-	$38,158,992

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,156,138	$-	$18,156,138
Residential mortgage-backed securities available for sale	-	26,404,542	-	26,404,542
	$-	$44,560,680	$-	$44,560,680

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

				Total
June 30, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$13,000	$13,000
Impaired loans, net	-	-	772,611	772,611

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$35,500	$35,500
Impaired loans, net	-	-	3,025,398	3,025,398

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

June 30, 2017
Foreclosed assets	$13,000	Appraisal of collateral	Appraisal adjustments		-28%
Impaired loans, net	$656,038	Appraisal of collateral	Appraisal adjustments	-41	to	-86.5%
Impaired loans, net	$116,573	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2016
Foreclosed assets	$35,500	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,856,621	Appraisal of collateral	Appraisal adjustments	-14.5	to	-86.5%
Impaired loans, net	$168,777	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2017 and December 31, 2016, are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,331,097	$3,331,097	$-	$-	$3,331,097
Time deposits	250,000	250,000	-	-	250,000
Securities	38,911,213	-	38,158,992	752,221	38,911,213
Accrued interest receivable	857,931	857,931	-	-	857,931
Net loans	178,959,773	-	-	181,372,062	181,372,062
Loans held for sale	1,426,800	1,426,800	-	-	1,426,800
Mortgage servicing rights	385,656	-	-	385,656	385,656
Financial Liabilities:
Non-interest bearing deposits	11,714,780	11,714,780	-	-	11,714,780
Interest bearing deposits	167,909,584	-	-	168,484,908	168,484,908
Accrued interest payable	1,704	1,704	-	-	1,704
FHLB advances	1,113,262	-	1,115,966	-	1,115,966
Federal funds purchased	438,000	438,000	-	-	438,000

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

	Carrying	December 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,946,649	$5,946,649	$-	$-	$5,946,649
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,690,000	1,690,000	-	-	1,690,000
Securities	45,314,001	-	44,560,680	753,321	45,314,001
Accrued interest receivable	785,484	785,484	-	-	785,484
Net loans	160,586,129	-	-	161,967,000	161,967,000
Loans held for sale	305,072	305,072	-	-	305,072
Mortgage servicing rights	351,544	-	-	351,544	351,544
Financial Liabilities:
Non-interest bearing deposits	9,974,536	9,974,536	-	-	9,974,536
Interest bearing deposits	162,572,485	-	-	155,963,464	155,963,464
Accrued interest payable	224	224	-	-	224
FHLB advances	1,121,153	-	1,151,000	-	1,151,000

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

OTTAWA BANCORP, INC. Notes to Unaudited Consolidated Financial Statements (continued)

FHLB advances: The fair value of FHLB advances is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

Federal funds purchased: The carrying amounts reported in the balance sheets for federal funds purchased approximate fair values.

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At June 30, 2017 and December 31, 2016, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2017 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 29, 2017.

GENERAL

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Shorewood and Peru, Illinois. Ottawa Savings Bank’s market area includes all of LaSalle County and parts of Grundy County in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County (the “Merger”).

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016

The Company's total assets increased $8.8 million, or 3.8%, to $239.0 million at June 30, 2017, from $230.2 million at December 31, 2016. The increase was primarily due to increases in net loans of $18.4 million and loans held for sale of $1.1 million. These increases were partially offset by decreases in securities available-for-sale of $6.4 million, cash and cash equivalents of $2.6 million, and federal funds sold of $1.7 million.

Cash and cash equivalents decreased $2.6 million, or 44.0%, to $3.3 million at June 30, 2017 from $5.9 million at December 31, 2016. The decrease in cash and cash equivalents was primarily a result of cash used in investing activities of $10.5 million exceeding cash provided by financing activities of $7.3 million and cash provided by operating activities of $0.6 million. The cash used in investing activities included a gross increase in loans of $18.8 million and the purchase of $1.3 million in securities available for sale, offset by security sales, calls, maturities and pay-downs of $7.9 million and a decrease in federal funds sold of $1.7 million.

Federal funds sold decreased to zero at June 30, 2017, from $1.7 million at December 31, 2016, and federal funds purchased increased to $0.4 million at June 30, 2017, from zero at December 31, 2016, primarily as a result of cash used in investing activities.

Securities available-for-sale decreased $6.4 million, or 14.4%, to $38.2 million at June 30, 2017 from $44.6 million at December 31, 2016. The decrease was primarily due to securities sales, calls and maturities of $5.0 million and pay-downs of $2.9 million, exceeding new securities purchases of $1.3 million.

Loans, net of the allowance for loan losses, increased $18.4 million, or 11.4%, to $179.0 million at June 30, 2017, from $160.6 million at December 31, 2016. The increase in loans, net of the allowance for loan losses, was primarily due to an $11.7 million increase in one-to-four family loans, a $4.3 million increase in non-residential real estate loans, a $2.6 million increase in the purchased auto portfolio and a $1.1 million increase in consumer loans. These increases were partially off-set by a $1.1 million decrease in commercial loans and a $0.2 million decrease in multifamily loans.

Total deposits increased $7.1 million, or 4.1%, to $179.6 million at June 30, 2017 from $172.5 million at December 31, 2016. Certificates of deposit increased $0.3 million, or 0.4%, to $81.5 million at June 30, 2017 from $81.2 million at December 31, 2016. Savings accounts increased by $2.8 million and checking/money market accounts increased by $4.0 million during the same period. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates begin to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

Stockholders’ equity increased $0.7 million, or 1.4%, to $52.6 million at June 30, 2017 from $51.9 million at December 31, 2016. The increase is primarily a result of net income of $0.8 million for the six months ended June 30, 2017 and an increase in other comprehensive income of $0.2 million related to an increase in market values of securities available for sale, partially off-set by dividends of $0.3 million paid to shareholders.

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

The non-performing assets to total assets ratio was 0.98% at June 30, 2017, which is down from 2.18% at December 31, 2016. During the first six months of 2017, non-performing assets decreased 54.0% to $2.3 million from $5.0 million as of December 31, 2016. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of the pay-off of six impaired loans totaling approximately $2.2 million, write-downs on four impaired loans totaling approximately $0.2 million, writing down and moving two impaired loans totaling approximately $68,000 to OREO/repossessed assets and subsequently selling the property, upgrading and returning two loans totaling approximately $83,000 to accrual status, and payments of approximately $262,000, offset by the addition of four loans totaling approximately $168,000 to the impaired loan list. Additionally, foreclosed real estate decreased approximately $33,000, while other repossessed assets increased approximately $11,000.

The following table summarizes non-performing assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Non-accrual:	(In Thousands)
One-to-four family	$1,814	$2,175	$2,693	$2,310	$2,418
Multi-family	-	-	-	-	-
Non-residential real estate	458	618	2,265	1,880	1,912
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	26	26	24	13	10
Total non-accrual loans	2,298	2,819	4,982	4,203	4,340
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	2,298	2,819	4,982	4,203	4,340
Foreclosed real estate	-	-	33	33	315
Other repossessed assets	13	8	2	42	19
Total nonperforming assets	$2,311	$2,827	$5,017	$4,278	$4,674

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Allowance for loan losses as a percent of gross loans	1.21%	1.26%	1.35%	1.45%	1.50%
Allowance for loan losses as a percent of total nonperforming loans	97.52%	77.47%	45.10%	54.91%	52.72%
Nonperforming loans as a percent of gross loans	1.24%	1.63%	3.00%	2.64%	2.84%
Nonperforming loans as a percent of total assets	0.97%	1.19%	2.16%	1.52%	2.00%
Nonperforming assets as a percent of total assets	0.98%	1.20%	2.18%	1.55%	2.16%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

General. Net income for the three months ended June 30, 2017 was $0.5 million compared to $0.4 million for the three months ended June 30, 2016. The increase was primarily attributed to the increase in net interest income after provision for loan losses of $0.2 million and a $0.2 million increase in total other income. These favorable variances were partially offset by an increase of $0.3 million in other expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,114	$1,852	$262	14.15%
Securities:
Residential mortgage-backed securities	126	148	(22)	(14.86)
State and municipal securities	127	136	(9)	(6.62)
Dividends on non-marketable equity securities	2	2	-	-
Interest-bearing deposits	7	3	4	133.33
Total interest and dividend income	2,376	2,141	235	10.98
Interest expense:
Deposits	223	203	20	9.85
Borrowings	8	7	1	14.29
Total interest expense	231	210	21	10.00
Net interest income	$2,145	$1,931	$214	11.08%

The following table presents for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended June 30,
	2017			2016
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans, net (1)	$177,537	$2,114	4.76%	$148,080	$1,852	5.00%
Securities, net (2)	41,456	253	2.44%	47,096	284	2.41%
Non-marketable equity securities	752	2	1.06%	753	2	1.06%
Interest-bearing deposits	1,084	7	2.58%	2,240	3	0.54%
Total interest-earning assets	220,829	2,376	4.30%	198,169	2,141	4.32%
Non-interest-earning assets	18,802			18,124
Total assets	239,631			216,293

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,633	$18	0.24%	$30,820	$16	0.21%
Savings accounts	27,358	5	0.07%	24,356	5	0.08%
Certificates of Deposit accounts	81,339	197	0.97%	85,244	179	0.84%
Checking accounts	29,190	3	0.04%	27,882	3	0.04%
Advances and borrowed funds	1,783	8	1.79%	2,406	7	1.16%
Total interest-bearing liabilities	170,303	231	0.54%	170,708	210	0.49%
Non-interest-bearing liabilities	16,698			14,183
Total liabilities	187,001			184,891
Equity	52,630			31,402
Total liabilities and equity	239,631			216,293
Net interest income		$2,145			$1,931
Net interest rate spread (3)			3.76%			3.83%
Net interest margin (4)			3.89%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.67%			116.09%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2017 and 2016. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2017 Compared to 2016
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans, net	$350	$(88)	$262
Securities, net	(34)	3	(31)
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(7)	11	4
Total interest-earning assets	$309	$(74)	$235
Interest expense on
Money Market accounts	$-	$2	$2
Passbook accounts	-	-	-
Certificates of Deposit accounts	(9)	27	18
Checking	-	-	-
Advances and borrowed funds	(3)	4	1
Total interest-bearing liabilities	(12)	33	21
Change in net interest income	$321	$(107)	$214

Net interest income increased by $0.2 million, or 11.1%, to $2.1 million for the three months ended June 30, 2017, from $1.9 million for the three months ended June 30, 2016. Interest and dividend income increased $0.2 million, or 11.0%, primarily due to an increase in the average balances of interest-earning assets of $22.7 million, partially off-set by a 0.5% decrease in the yield on interest-earning assets to 4.30%. Also contributing to the increase was approximately $89,000 of interest income from changes in cash flow and collections on an impaired loan acquired in the Merger that was previously thought to be uncollectible, but paid-off in full during the second quarter of 2017. The increase in net interest income was partially off-set by a $21,000, or 10.0%, increase in interest expense as the average cost of funds increased five basis points, from 0.49% to 0.54%, or 10.2%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in cost of funds was slightly off-set by a decrease in the average balance of interest-bearing liabilities of $0.4 million during the three months ended June 30, 2017. The net interest margin decreased slightly during the three months ended June 30, 2017 to 3.89% compared to 3.90% for the three months ended June 30, 2016.

Provision for Loan Losses. Management recorded a loan loss provision of $0.2 million for both the three-month periods ended June 30, 2017 and 2016, respectively. General reserves were slightly higher at June 30, 2017 when compared to June 30, 2016, as the balances in all loan categories increased during the twelve months ended June 30, 2017. These increases were off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended June 30, 2017, as compared to the same period in 2016, and slightly lower specific reserves. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.6% in LaSalle County, 5.9% in Grundy County, and 4.5% for the State of Illinois, versus the national level of 5.0%. Based on a review of the loans that were in the loan portfolio at June 30, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2017 and 2016.

	Three months ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$21	$8	$13	162.50%
Gain on sale of loans	210	149	61	40.94
Gain on sale of foreclosed real estate	-	46	(46)	(100.00)
Gain on sale of repossessed assets	11	1	10	1,000.00
Loan origination and servicing income	203	78	125	160.26
Origination of mortgage servicing rights, net of amortization	19	25	(6)	(24.00)
Customer service fees	121	102	19	18.63
Income on bank owned life insurance	12	13	(1)	(7.69)
Other	32	24	8	33.33
Total other income	$629	$446	$183	41.03%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in loan origination and servicing income, as a result of increases in loan originations and loans originated for sale into the secondary market, as well as growth in the amount of serviced loans in the portfolio. The increases were partially offset by a decrease in the gain on sale of foreclosed real estate due to the sale of fewer properties during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Other Expense. The following table summarizes other expense for the three months ended June 30, 2017 and 2016.

	Three months ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,083	$837	$246	29.39%
Directors fees	41	41	-	-
Occupancy	162	154	8	5.19
Deposit insurance premium	13	46	(33)	(71.74)
Legal and professional services	94	88	6	6.82
Data processing	153	121	32	26.45
Loss on sale of securities	7	3	4	133.33
Loan expense	132	101	31	30.69
Valuation adjustments and expenses on foreclosed real estate	2	32	(30)	(93.75)
Other	293	241	52	21.58
Total other expenses	$1,980	$1,664	$316	18.99%

Efficiency ratio (1)	71.38%	70.00%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to an increase in salaries and employee benefits, which was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio increased due to increases in other expenses, which grew more than the increases in net interest income and other income for the 2017 period.

Income Taxes. The Company recorded income tax expense of $0.2 million for both the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, the Company had net income of $0.5 million with approximately $0.1 million in tax exempt income, compared to net income of $0.4 million with approximately $0.1 million in tax exempt income for the three months ended June 30, 2016. In July 2017, the State of Illinois passed an income tax increase for both individuals and corporations, which will increase our state tax expense in future periods.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended June 30, 2017 and 2016, as follows:

	Three Months Ended
	June 30,
	2017	2016

Expected income taxes	$221,704	$194,290
Income tax effect of:
State taxes, net of federal tax benefit	27,551	28,475
Tax exempt interest	(42,078)	(45,127)
Income taxed at lower rates	(6,334)	(5,551)
Other	(32,947)	9,710
	$167,896	$181,797

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

General. Net income for the six months ended June 30, 2017 was $0.8 million compared to $0.6 million for the six months ended June 30, 2016. The increase was primarily attributed to the increase in net interest income after provision for loan losses of $0.5 million and a $0.3 million increase in total other income. These favorable variances were partially offset by an increase of $0.5 million in other expenses and an increase of $52,000 in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,087	$3,575	$512	14.32%
Securities:
Residential mortgage-backed securities	262	301	(39)	(12.96)
State and municipal securities	258	271	(13)	(4.80)
Dividends on non-marketable equity securities	3	4	(1)	(25.00)
Interest-bearing deposits	16	10	6	60.00
Total interest and dividend income	4,626	4,161	465	11.18
Interest expense:
Deposits	428	406	22	5.42
Borrowings	15	12	3	25.00
Total interest expense	443	418	25	5.98
Net interest income	$4,183	$3,743	$440	11.76%

The following table presents for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Six Months Ended June 30,
	2017			2016
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans, net (1)	$171,104	$4,087	4.78%	$144,325	$3,575	4.95%
Securities, net (2)	42,573	520	2.44%	47,214	572	2.42%
Non-marketable equity securities	753	3	0.80%	1,056	4	0.76%
Interest-bearing deposits	2,744	16	1.17%	4,300	10	0.47%
Total interest-earning assets	217,174	4,626	4.26%	196,895	4,161	4.23%
Non-interest-earning assets	18,879			18,332
Total assets	236,053			215,227

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,541	$33	0.22%	$30,798	$32	0.21%
Savings accounts	26,270	10	0.08%	24,125	9	0.07%
Certificates of Deposit accounts	81,187	379	0.93%	85,968	359	0.84%
Checking accounts	28,649	6	0.04%	27,294	6	0.04%
Advances and borrowed funds	1,453	15	2.06%	1,771	12	1.36%
Total interest-bearing liabilities	168,100	443	0.53%	169,956	418	0.49%
Non-interest-bearing liabilities	15,538			14,044
Total liabilities	183,638			184,000
Equity	52,415			31,227
Total liabilities and equity	236,053			215,227
Net interest income		$4,183			$3,743
Net interest rate spread (3)			3.73%			3.74%
Net interest margin (4)			3.85%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.19%			115.85%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2017 and 2016. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2017 Compared to 2016
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans, net	$638	$(126)	$512
Securities, net	(57)	5	(52)
Non-marketable equity securities	(1)	-	(1)
Interest-bearing deposits	(9)	15	6
Total interest-earning assets	$571	$(106)	$465
Interest expense on
Money Market accounts	$-	$1	$1
Passbook accounts	1	-	1
Certificates of Deposit accounts	(21)	41	20
Checking	-	-	-
Advances and borrowed funds	(3)	6	3
Total interest-bearing liabilities	(23)	48	25
Change in net interest income	$594	$(154)	$440

Net interest income increased by $0.4 million, or 11.7%, to $4.2 million for the six months ended June 30, 2017, from $3.8 million for the six months ended June 30, 2016. Interest and dividend income increased $0.5 million, or 11.2%, primarily due to an increase in the average balances of interest-earning assets of $20.3 million and a 0.7% increase in the yield on interest-earning assets to 4.26%. Also contributing to the increase was approximately $175,000 of interest income from changes in cash flow and collections on three impaired loans acquired in the Merger that were previously thought to be uncollectible, but paid-off in full during the first six months of 2017. The increase in net interest income was partially off-set by a $25,000, or 6.0%, increase in interest expense as the average cost of funds increased four basis points, from 0.49% to 0.53%, or 8.2%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in cost of funds was slightly off-set by a decrease in the average balance of interest-bearing liabilities of $1.9 million during the six months ended June 30, 2017. The net interest margin increased during the six months ended June 30, 2017 to 3.85% compared to 3.80% for the six months ended June 30, 2016.

Provision for Loan Losses. Management recorded a loan loss provision of $0.3 million for both the six-month periods ended June 30, 2017 and 2016, respectively. General reserves at June 30, 2017 were slightly higher when compared to June 30, 2016, as the balances in all loan categories increased during the twelve months ended June 30, 2017. These increases were off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended June 30, 2017, as compared to the same period in 2016, and slightly lower specific reserves. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.6% in LaSalle County, 5.9% in Grundy County, and 4.5% for the State of Illinois, versus the national level of 5.0%. Based on a review of the loans that were in the loan portfolio at June 30, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2017 and 2016.

	Six months ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$21	$8	$13	162.50%
Gain on sale of loans	317	188	129	68.62
Gain on sale of foreclosed real estste	24	111	(87)	(78.38)
Gain on sale of repossessed assets	14	2	12	600.00
Loan origination and servicing income	304	136	168	123.53
Origination of mortgage servicing rights, net of amortization	34	28	6	21.43
Customer service fees	237	200	37	18.50
Income on bank owned life insurance	24	25	(1)	(4.00)
Other	60	49	11	22.45
Total other income	$1,035	$747	$288	38.55%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in loan origination and servicing income, as a result of an increase in loan originations and loans originated for sale into the secondary market, as well as growth in the amount of serviced loans in the portfolio. The increases were partially offset by a decrease in the gain on sale of foreclosed real estate due to the sale of fewer properties during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Other Expense. The following table summarizes other expense for the six months ended June 30, 2017 and 2016.

	Six months ended
	June 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$2,078	$1,665	$413	24.80%
Directors fees	82	82	-	-
Occupancy	326	306	20	6.54
Deposit insurance premium	26	90	(64)	(71.11)
Legal and professional services	190	175	15	8.57
Data processing	292	256	35	13.67
Loss on sale of securities	7	3	4	133.33
Loan expense	250	160	90	56.25
Valuation adjustments and expenses on foreclosed real estate	7	69	(62)	(89.86)
Other	538	477	61	12.79
Total other expenses	$3,796	$3,283	$512	15.60%

Efficiency ratio (1)	72.75%	73.12%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to an increase in salaries and employee benefits, which was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to growth in net interest income and other income, which outpaced the increase in other expenses for the 2017 period.

Income Taxes. The Company recorded income tax expense of $0.3 million for both the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the Company had net income of $0.8 million with approximately $0.2 million in tax exempt income, compared to net income of $0.6 million with approximately $0.3 million in tax exempt income for the six months ended June 30, 2016. In July 2017, the State of Illinois passed an income tax increase for both individuals and corporations, which will increase our state tax expense in future periods.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the six months ended June 30, 2017 and 2016, as follows:

	Six Months Ended
	June 30,
	2017	2016

Expected income taxes	$410,205	$325,162
Income tax effect of:
State taxes, net of federal tax benefit	55,298	48,001
Tax exempt interest	(85,441)	(89,989)
Income taxed at lower rates	(11,720)	(9,290)
Other	(19,173)	22,928
	$349,169	$296,812

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

At June 30, 2017, the Bank had outstanding commitments to originate $6.1 million in loans, unfunded lines of credit of $14.0 million, and $4.5 million in commitments to fund construction loans. In addition, as of June 30, 2017, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $34.7 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2017, the Bank had $71.1 million of available credit from the FHLBC and there were $1.1 million in FHLBC advances outstanding. In addition, as of June 30, 2017 the Bank had $7.5 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and there were $0.4 million in federal funds purchased outstanding.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2017, the Company had cash and cash equivalents of $3.3 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2017 of 25.29%, 24.04%, 24.04%, and 17.14%, respectively, compared to ratios at December 31, 2016 of 26.76%, 25.51%, 25.51% and 16.84%, respectively. As of January 1, 2017, the Bank must hold 1.25% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. As of June 30, 2017, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant

Date: August 14, 2017	/s/ Jon L. Kranov Jon L. Kranov President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	/s/ Marc N. Kingry Marc N. Kingry Chief Financial Officer (Principal Financial Officer)