Form 10-Q
period 2017-09-30
Ottawa Bancorp Inc
filed 2017-11-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 001-37914

OTTAWA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	81-2959182 (I.R.S. Employer Identification Number)

925 LaSalle Street	61350
Ottawa, Illinois (Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2017
Common Stock, $0.01 par value	3,469,402

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2017

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$2,093,049	$3,916,559
Interest bearing deposits	845,235	2,030,090
Total cash and cash equivalents	2,938,284	5,946,649
Time deposits	250,000	250,000
Federal funds sold	3,705,000	1,690,000
Securities available for sale	30,176,272	44,560,680
Non-marketable equity securities	752,221	753,321
Loans, net of allowance for loan losses of $2,366,245 and $2,247,449 at September 30, 2017 and December 31, 2016, respectively	190,754,189	160,586,129
Loans held for sale	659,099	305,072
Premises and equipment, net	6,725,000	6,843,906
Accrued interest receivable	781,619	785,484
Foreclosed real estate	83,500	33,000
Deferred tax assets	2,505,692	2,593,786
Cash value of life insurance	2,281,760	2,245,578
Goodwill	649,869	649,869
Core deposit intangible	303,818	359,000
Other assets	3,165,409	2,558,910
Total assets	$245,731,732	$230,161,384
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$12,693,586	$9,974,536
Interest bearing	166,196,571	162,572,485
Total deposits	178,890,157	172,547,021
Accrued interest payable	3,693	224
FHLB advances	9,114,999	1,121,153
Other liabilities	3,711,694	3,748,953
Total liabilities	191,720,543	177,417,351
Commitments and contingencies
Redeemable common stock held by ESOP plan	1,098,101	807,629
Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 3,469,402 and 3,467,402 shares issued at September 30, 2017 and December 31, 2016, respectively	34,694	34,674
Additional paid-in-capital	37,181,196	37,117,311
Retained earnings	18,340,443	17,455,472
Unallocated ESOP shares	(1,799,136)	(1,932,648)
Accumulated other comprehensive income	253,992	69,224
	54,011,189	52,744,033
Less:
Maximum cash obligation related to ESOP shares	(1,098,101)	(807,629)
Total stockholders' equity	52,913,088	51,936,404
Total liabilities and stockholders' equity	$245,731,732	$230,161,384

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$2,204,397	$1,857,478	$6,291,581	$5,432,531
Securities:
Residential mortgage-backed and related securities	98,541	122,919	360,557	423,463
State and municipal securities	116,431	133,429	373,999	404,133
Dividends on non-marketable equity securities	1,812	1,058	5,154	5,218
Interest-bearing deposits	5,357	11,903	21,403	22,301
Total interest and dividend income	2,426,538	2,126,787	7,052,694	6,287,646
Interest expense:
Deposits	247,897	205,843	676,374	611,533
Borrowings	20,564	15,181	35,624	26,921
Total interest expense	268,461	221,024	711,998	638,454
Net interest income	2,158,077	1,905,763	6,340,696	5,649,192
Provision for loan losses	210,000	25,000	460,000	302,500
Net interest income after provision for loan losses	1,948,077	1,880,763	5,880,696	5,346,692
Other income:
Gain on sale of securities	77,028	-	98,230	8,418
Gain on sale of loans	205,375	142,646	522,360	330,316
Gain on sale of foreclosed real estate	5,182	76,759	29,242	188,207
Gain on sale of repossessed assets	1,123	-	15,419	1,680
Loan origination and servicing income	159,078	102,652	462,787	239,186
Origination of mortgage servicing rights, net of amortization	21,293	14,879	55,405	42,433
Customer service fees	123,288	118,761	360,359	318,688
Income on bank owned life insurance	11,999	12,560	36,182	37,287
Other	28,940	29,269	89,044	77,885
Total other income	633,306	497,526	1,669,028	1,244,100
Other expenses:
Salaries and employee benefits	1,047,416	840,038	3,124,939	2,504,956
Directors fees	40,800	40,800	122,400	122,400
Occupancy	158,716	171,425	484,496	477,615
Deposit insurance premium	15,437	37,122	41,648	127,114
Legal and professional services	92,007	83,012	282,129	257,957
Data processing	144,137	130,864	435,244	386,597
Loss on sale of securities	47,603	-	55,169	3,261
Loan expense	152,645	124,851	403,088	284,672
Valuation adjustments and expenses on foreclosed real estate	2,662	31,703	10,184	100,639
Loss on sale of OREO	336	4,716	336	4,716
Loss on sale of repossessed assets	-	-	274	-
Other	269,710	269,245	807,889	747,318
Total other expenses	1,971,469	1,733,776	5,767,796	5,017,245
Income before income tax expense	609,914	644,513	1,781,928	1,573,547
Income tax expense	155,163	223,251	504,332	520,063
Net income	$454,751	$421,262	$1,277,596	$1,053,484
Basic earnings per share	$0.14	$0.15	$0.39	$0.37
Diluted earnings per share	$0.14	$0.15	$0.39	$0.36
Dividends per share	$0.04	$-	$0.12	$-

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$454,751	$421,262	$1,277,596	$1,053,484
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(62,663)	(80,126)	354,599	372,176
Reclassification adjustment for (gains) included in net income	(29,425)	-	(43,061)	(5,157)
Other comprehensive (loss) income, before tax	(92,088)	(80,126)	311,538	367,019
Income tax (benefit) expense related to items of other comprehensive (loss) income	(31,109)	(31,341)	126,770	143,560
Other comprehensive (loss) income, net of tax	(60,979)	(48,785)	184,768	223,459
Comprehensive income	$393,772	$372,477	$1,462,364	$1,276,943

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

 (Unaudited)

	2017	2016
Cash Flows from Operating Activities
Net income	$1,277,596	$1,053,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	184,080	178,279
Provision for loan losses	460,000	302,500
Provision for deferred income taxes	(38,676)	484,450
Net amortization of premiums and discounts on securities	382,730	493,126
Gain on sale of securities, net	(43,061)	(5,157)
Origination of mortgage loans held for sale	(16,894,581)	(12,746,064)
Proceeds from sale of mortgage loans held for sale	17,062,914	12,365,680
Gain on sale of loans, net	(522,360)	(330,316)
Origination of mortgage servicing rights, net of amortization	(55,405)	(42,433)
Gain on sale of foreclosed real estate, net	(29,242)	(183,491)
Write down of foreclosed real estate	-	28,551
Gain on sale of repossessed assets, net	(15,145)	(1,680)
ESOP compensation expense	190,277	44,258
MRP compensation expense	-	3,304
Compensation expense on RRP options granted	-	4,371
Amortization of core deposit intangible	55,182	69,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	184,879	90,729
Certificates of deposit	(14,000)	(53,000)
Federal Home Loan Bank Advances	5,209	2,777
Increase in cash surrender value of life insurance	(36,182)	(37,287)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	3,865	(24,608)
Increase in other assets	(553,594)	(1,296,435)
Increase in accrued interest payable and other liabilities	(33,790)	(449,093)
Net cash provided by (used in) operating activities	1,570,696	(49,055)
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,308,450)	(3,806,910)
Sales, calls, maturities and paydowns	15,664,727	6,521,328
Sale of non-marketable equity securities	1,100	604,800
Net increase in loans	(31,066,772)	(15,380,158)
Net decrease in federal funds sold	(2,015,000)	(52,747,000)
Proceeds from sale of foreclosed real estate	193,075	490,062
Proceeds from sale of repossessed assets	57,145	22,805
Purchase of premises and equipment	(65,174)	(16,489)
Net cash used in investing activities	(18,539,349)	(64,311,562)
Cash Flows from Financing Activities
Net increase in deposits	6,357,136	55,205,102
Proceeds from Federal Home Loan Bank advances	8,000,000	10,000,000
Principal reduction of Federal Home Loan Bank advances	(11,363)	(3,511,197)
Proceeds from stock options exercised	7,140	-
Dividends paid	(392,625)	-
Net cash provided by financing activities	13,960,288	61,693,905
Net decrease in cash and cash equivalents	(3,008,365)	(2,666,712)
Cash and cash equivalents:
Beginning of period	5,946,649	7,135,719
End of period	$2,938,284	$4,469,007
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2017 and 2016

 (Unaudited)

	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$672,905	$610,230
Interest paid on borrowings	35,624	26,921
Income taxes paid, net of refunds received	515,444	-
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	218,256	235,190
Other assets acquired in settlement of loans	39,500	46,000
Sale of foreclosed real estate through loan origination	3,923	128,000
Increase in ESOP put option liability	290,472	184,906

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

At September 30, 2017, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$454,751	$421,262	$1,277,596	$1,053,484
Basic potential common shares:
Weighted average shares outstanding	3,468,228	2,894,123	3,467,680	2,894,123
Weighted average unallocated ESOP shares	(185,243)	(17,374)	(189,903)	(18,638)
Weighted average unvested MRP shares	-	(1,047)	-	(1,047)
Basic weighted average shares outstanding	3,282,985	2,875,702	3,277,777	2,874,438
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	890	-	913
Weighted average RRP options outstanding	14,726	21,017	14,419	14,963
Dilutive weighted average shares outstanding	3,297,711	2,897,609	3,292,196	2,890,314
Basic earnings per share	$0.14	$0.15	$0.39	$0.37
Diluted earnings per share	$0.14	$0.15	$0.39	$0.36

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2017, 78,548 shares at a fair value of $13.98 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2017	2016
Shares allocated	99,578	85,493
Shares withdrawn from the plan	(21,030)	(21,030)
Unallocated shares	182,112	196,197
Total ESOP shares	260,660	260,660
Fair value of unallocated shares	$2,545,926	$2,497,588

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017:
Securities Available for Sale
State and municipal securities	$14,127,744	$362,444	$-	$14,490,188
Residential mortgage-backed securities	15,623,293	169,900	107,109	15,686,084
	$29,751,037	$532,344	$107,109	$30,176,272
December 31, 2016:
Securities Available for Sale
State and municipal securities	$18,019,050	$200,924	$63,836	$18,156,138
Residential mortgage-backed securities	26,427,933	242,541	265,932	26,404,542
	$44,446,983	$443,465	$329,768	$44,560,680

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 The amortized cost and fair value at September 30, 2017, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$51,165	$51,201
Due after three months through one year	719,463	725,446
Due after one year through five years	3,400,877	3,491,427
Due after five years through ten years	4,222,380	4,371,933
Due after ten years	5,733,859	5,850,181
Residential mortgage-backed securities	15,623,293	15,686,084
	$29,751,037	$30,176,272

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Securities Available for Sale
State and municipal securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	6,567,434	54,427	3,740,463	52,682	10,307,897	107,109
	$6,567,434	$54,427	$3,740,463	$52,682	$10,307,897	$107,109

December 31, 2016
Securities Available for Sale
State and municipal securities	$4,734,681	$63,836	$-	$-	$4,734,681	$63,836
Residential mortgage-backed securities	13,364,755	187,191	4,422,865	78,741	17,787,620	265,932
	$18,099,436	$251,027	$4,422,865	$78,741	$22,522,301	$329,768

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

At September 30, 2017, 20 securities had unrealized losses with an aggregate depreciation of 1.03% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2017 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $6.6 million from the sales of securities for the three months ended September 30, 2017 and no sales proceeds for the three months ended September 30, 2016. The sales during the three months ended September 30, 2017 resulted in gross realized gains of $77,028 and gross realized losses of $47,603, for net realized gains of $29,425. The tax provision applicable to the realized gains amounted to $11,422 and $0 respectively, for the three months ended September 30, 2017 and 2016.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 There were proceeds of $11.6 million from the sales of securities for the nine months ended September 30, 2017 and proceeds of $1.7 million for the nine months ended September 30, 2016. The sales during the nine months ended September 30, 2017 resulted in gross realized gains of $98,230 and gross realized losses of $55,169, for net realized gains of $43,061. The sales during the nine months ended September 30, 2016 resulted in gross realized gains of $8,418 and gross realized losses of $3,261, for net realized gains of $5,157. The tax provision applicable to the realized gains amounted to $16,715 and $2,002, respectively, for the nine months ended September 30, 2017 and 2016.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$118,518,298	$103,871,686
Multi-family residential loans	5,012,752	5,182,611
Total mortgage loans	123,531,050	109,054,297

Other loans:
Non-residential real estate loans	29,962,862	22,560,167
Commercial loans	17,051,906	16,645,226
Consumer direct	4,636,078	2,859,703
Purchased auto	17,938,538	11,714,185
Total other loans	69,589,384	53,779,281
Gross loans	193,120,434	162,833,578
Less: Allowance for loan losses	(2,366,245)	(2,247,449)
Loans, net	$190,754,189	$160,586,129

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	September 30,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$15,618,555	$18,062,672
Multi-family residential loans	267,322	272,378
Total mortgage loans	15,885,877	18,335,050

Other loans:
Non-residential real estate loans	2,187,087	2,352,952
Commercial loans	746,014	779,595
Consumer direct	71,065	196,340
Total other loans	3,004,166	3,328,887
Gross loans	18,890,043	21,663,937
Less: Allowance for loan losses	(100,000)	(100,000)
Loans, net	$18,790,043	$21,563,937

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$255,747	$498,912	$461,334	$575,605
Payment activity	(131,108)	(42,422)	(482,073)	(134,325)
Transfer to OREO	-	-	-	(44,417)
Accretion into interest income	24,931	23,345	170,309	82,972
	$149,570	$479,835	$149,570	$479,835

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $470,000 and $1,108,000 as of September 30, 2017 and December 31, 2016, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$35,668	$124,583	$82,869	$175,342
Net reclassification from non-accretable yield	3,292	-	101,469	8,868
Accretion into interest income	(24,931)	(23,345)	(170,309)	(82,972)
	$14,029	$101,238	$14,029	$101,238

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchased auto loans	$4,979,707	$1,010,717	$10,035,353	$9,351,997

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
One-to-four family	$(84,240)	$17,802	$(251,231)	$(173,225)
Multi-family	3,972	3,972	12,148	11,915
Non-residential	(1,726)	-	(53,686)	-
Consumer direct	(1,756)	1,551	(2,503)	5,005
Purchased auto	(591)	(28,212)	(45,932)	(62,047)
Net (charge-offs)/recoveries	$(84,341)	$(4,887)	$(341,204)	$(218,352)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016:

September 30, 2017	One-to- four family	Multi- family	Non- residential	Commercial	Consumer direct	Purchased auto	Total
Balance at beginning of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586
Provision charged to income	148,036	(6,870)	27,876	12,134	(17,583)	46,407	210,000
Loans charged off	(86,439)	-	(1,726)	-	(3,282)	(2,685)	(94,132)
Recoveries of loans previously charged off	2,199	3,972	-	-	1,526	2,094	9,791
Balance at end of period	$1,494,713	$98,575	$259,642	$124,038	$98,161	$291,116	$2,366,245

September 30, 2016	One-to- four family	Multi- family	Non- residential	Commercial	Consumer direct	Purchased auto	Total
Balance at beginning of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041
Provision charged to income	(28,679)	(132,076)	98,221	21,914	22,610	43,010	25,000
Loans charged off	(2,698)	-	-	-	-	(29,718)	(32,416)
Recoveries of loans previously charged off	20,500	3,972	-	-	1,551	1,506	27,529
Balance at end of period	$1,563,721	$39,381	$373,568	$75,170	$84,652	$171,662	$2,308,154

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016:

September 30, 2017	One-to- four family	Multi- family	Non- residential	Commercial	Consumer direct	Purchased auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	318,990	(7,054)	(53,998)	27,215	21,411	153,436	460,000
Loans charged off	(259,356)	-	(61,686)	-	(8,633)	(63,848)	(393,523)
Recoveries of loans previously charged off	8,125	12,148	8,000	-	6,130	17,916	52,319
Balance at end of period	$1,494,713	$98,575	$259,642	$124,038	$98,161	$291,116	$2,366,245

September 30, 2016	One-to- four family	Multi- family	Non- residential	Commercial	Consumer direct	Purchased auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	9,364	(114,771)	175,228	23,864	42,460	166,355	302,500
Loans charged off	(233,264)	-	-	-	-	(68,011)	(301,275)
Recoveries of loans previously charged off	60,039	11,915	-	-	5,005	5,964	82,923
Balance at end of period	$1,563,721	$39,381	$373,568	$75,170	$84,652	$171,662	$2,308,154

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2017	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$1,375,976	$-	$368,020	$12,970	$-	$3,468	$1,760,434
Loans acquired with deteriorated credit quality	149,571	-	-	-	-	-	149,571
Loans collectively evaluated for impairment	116,992,751	5,012,752	29,594,842	17,038,936	4,636,078	17,935,070	191,210,429
Balance at end of period	$118,518,298	$5,012,752	$29,962,862	$17,051,906	$4,636,078	$17,938,538	$193,120,434

Period-end amount allocated to:
Loans individually evaluated for impairment	$50,861	$-	$62,471	$-	$-	$1,734	$115,066
Loans acquired with deteriorated credit quality	23,638	-	-	-	-	-	23,638
Loans collectively evaluated for impairment	1,420,214	98,575	197,171	124,038	98,161	289,382	2,227,541
Balance at end of period	$1,494,713	$98,575	$259,642	$124,038	$98,161	$291,116	$2,366,245

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2016	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$2,142,851	$-	$2,264,763	$-	$-	$24,564	$4,432,178
Loans acquired with deteriorated credit quality	461,334	-	-	-	-	-	461,334
Loans collectively evaluated for impairment	101,267,501	5,182,611	20,295,404	16,645,226	2,859,703	11,689,621	157,940,066
Balance at end of period	$103,871,686	$5,182,611	$22,560,167	$16,645,226	$2,859,703	$11,714,185	$162,833,578

Period-end amount allocated to:
Loans individually evaluated for impairment	$208,186	$-	$185,172	$-	$-	$12,282	$405,640
Loans acquired with deteriorated credit quality	34,401	-	-	-	-	-	34,401
Loans collectively evaluated for impairment	1,184,367	93,481	182,154	96,823	79,253	171,330	1,807,408
Balance at end of period	$1,426,954	$96,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2017 and December 31, 2016:

September 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,570,305	$984,882	$540,665	$1,525,547	$74,499	$1,896,563
Multi-family	-	-	-	-	-	-
Non-residential	368,020	-	368,020	368,020	62,471	879,038
Commercial	12,970	12,970	-	12,970	-	3,222
Consumer direct	-	-	-	-	-	-
Purchased auto	3,468	-	3,468	3,468	1,734	14,830
	$1,954,763	$997,852	$912,153	$1,910,005	$138,704	$2,793,653

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,688,197	$1,428,073	$1,176,112	$2,604,185	$242,587	$2,634,763
Multi-family	-	-	-	-	-	-
Non-residential	2,435,424	-	2,264,763	2,264,763	185,172	2,030,894
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	24,564	-	24,564	24,564	12,282	9,261
	$5,148,185	$1,428,073	$3,465,439	$4,893,512	$440,041	$4,674,918

For the three and nine months ended September 30, 2017, the Company recognized approximately $3,000 and $9,000, respectively in cash basis interest income on impaired loans. For the three and nine months ended September 30, 2016, the Company recognized approximately $3,000 in cash basis interest income on impaired loans.

At September 30, 2017, there were 28 impaired loans totaling approximately $1.9 million, compared to 38 impaired loans totaling approximately $4.9 million at December 31, 2016. The change in impaired loans was a result of the pay-off of eight impaired loans totaling approximately $2.4 million, write-downs on four impaired loans totaling approximately $0.2 million, writing down and moving seven impaired loans totaling approximately $351,000 to OREO/repossessed assets, upgrading and returning two loans totaling approximately $83,000 to accrual status, and payments of approximately $298,000, offset by the addition of seven loans totaling approximately $376,000 to the impaired loan list.

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

         Impaired loans at September 30, 2017 included $0.5 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.4 million at December 31, 2016. The amount of TDR loans included in impaired loans decreased approximately $1.9 million as a result of pay-offs on three TDRs totaling $1.7 million and charge-offs totaling $0.2 million on three TDRs. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three months ended September 30, 2017 and 2016.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 Loans classified as TDRs during the nine months ended September 30, 2017 and 2016, segregated by class, are shown in the tables below.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	2	$80,814	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	2	$80,814	$-

There were no TDR loans that were restructured during the twelve months prior to September 30, 2017 and 2016 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or nine months ended September 30, 2017 and 2016.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2017 and December 31, 2016:

September 30, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,609,874	$-
Multi-family	-	-
Non-residential	368,020	-
Commercial	12,970	-
Consumer direct	-	-
Purchased auto	3,468	-
	$1,994,332	$-

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,693,055	$-
Multi-family	-	-
Non-residential	2,264,763	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	24,564	-
	$4,982,382	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2017 and December 31, 2016:

September 30, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,098,295	$244,158	$110,260	$2,452,713	$116,065,585	$118,518,298
Multi-family	-	-	-	-	5,012,752	5,012,752
Non-residential	490,913	-	-	490,913	29,471,949	29,962,862
Commercial	12,970	-	-	12,970	17,038,936	17,051,906
Consumer direct	-	-	-	-	4,636,078	4,636,078
Purchased auto	-	-	3,468	3,468	17,935,070	17,938,538
	$2,602,178	$244,158	$113,728	$2,960,064	$190,160,370	$193,120,434

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,879,438	$22,562	$1,089,635	$2,991,635	$100,880,051	$103,871,686
Multi-family	-	-	-	-	5,182,611	5,182,611
Non-residential	118,132	-	680,802	798,934	21,761,233	22,560,167
Commercial	-	-	-	-	16,645,226	16,645,226
Consumer direct	1,105	-	-	1,105	2,858,598	2,859,703
Purchased auto	4,364	-	24,564	28,928	11,685,257	11,714,185
	$2,003,039	$22,562	$1,795,001	$3,820,602	$159,012,976	$162,833,578

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 At September 30, 2017 and December 31, 2016, the risk category of loans by class is as follows:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$409,575	$1,525,547	$-	$116,583,176	$118,518,298
Multi-family	-	122,073	-	-	4,890,679	5,012,752
Non-residential	29,346,282	248,560	368,020	-	-	29,962,862
Commercial	17,038,936	-	12,970	-	-	17,051,906
Consumer direct	-	-	-	-	4,636,078	4,636,078
Purchased auto	-	-	3,468	-	17,935,070	17,938,538
Total	$46,385,218	$780,208	$1,910,005	$-	$144,045,003	$193,120,434

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$562,215	$2,604,185	$-	$100,705,286	$103,871,686
Multi-family	-	127,987	-	-	5,054,624	5,182,611
Non-residential	20,102,176	193,228	2,264,763	-	-	22,560,167
Commercial	16,645,226	-	-	-	-	16,645,226
Consumer direct	-	-	-	-	2,859,703	2,859,703
Purchased auto	-	-	24,564	-	11,689,621	11,714,185
Total	$36,747,402	$883,430	$4,893,512	$-	$120,309,234	$162,833,578

At September 30, 2017, the Company held approximately $0.1 million in foreclosed residential real estate property, compared to approximately $33,000 at December 31, 2016. In addition, the Company also held approximately $0.1 million and $0.5 million in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at September 30, 2017 and December 31, 2016, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $0 and $8,000 for the nine-month periods ended September 30, 2017 and 2016, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2017 and 2016, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 may require the Company to change how it recognizes certain recurring revenues related to non-interest income; however, it is not expected to have a material impact on its Consolidated Financial Statements and related disclosures. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 became effective for us on January 1, 2017 and did not have a material impact on our consolidated financial statements. The Company believes that in the future the adoption of this update may result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities at the time of adoption.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	September 30,	December 31,
	2017	2016
Matures 02/15/2018 at 1.27%, fixed	$1,000,000	$-
Matures 03/30/2018 at 1.72%, fixed	498,714	496,784
Matures 05/15/2018 at 1.34%, fixed	2,000,000	-
Matures 09/25/2018 at 1.46%, fixed	2,000,000	-
Matures 04/01/2019 at 2.00%, fixed	496,543	494,906
Matures 08/30/2019 at 1.56%, fixed	3,000,000	-
Matures 10/03/2022 at 1.48%, fixed	119,742	129,463
	$9,114,999	$1,121,153

NOTE 12 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

				Total
September 30, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$14,490,188	$-	$14,490,188
Residential mortgage-backed securities available for sale	-	15,686,084	-	15,686,084
	$-	$30,176,272	$-	$30,176,272

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,156,138	$-	$18,156,138
Residential mortgage-backed securities available for sale	-	26,404,542	-	26,404,542
	$-	$44,560,680	$-	$44,560,680

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

				Total
September 30, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$83,500	$83,500
Impaired loans, net	-	-	773,449	773,449

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$35,500	$35,500
Impaired loans, net	-	-	3,025,398	3,025,398

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

September 30, 2017
Foreclosed assets	$83,500	Appraisal of collateral	Appraisal adjustments		-81.4%
Impaired loans, net	$662,195	Appraisal of collateral	Appraisal adjustments	-36.3	to	-55.9%
Impaired loans, net	$111,254	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2016
Foreclosed assets	$35,500	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,856,621	Appraisal of collateral	Appraisal adjustments	-14.5	to	-86.5%
Impaired loans, net	$168,777	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2017 and December 31, 2016, are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$2,938,284	$2,938,284	$-	$-	$2,938,284
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	3,705,000	3,705,000	-	-	3,705,000
Securities	30,928,493	-	30,176,272	752,221	30,928,493
Net loans	190,754,189	-	-	193,127,599	193,127,599
Loans held for sale	659,099	659,099	-	-	659,099
Accrued interest receivable	781,619	781,619	-	-	781,619
Mortgage servicing rights	406,949	-	-	406,949	406,949
Financial Liabilities:
Non-interest bearing deposits	12,693,586	12,693,586	-	-	12,693,586
Interest bearing deposits	166,196,571	-	-	166,823,607	166,823,607
Accrued interest payable	3,693	3,693	-	-	3,693
FHLB advances	9,114,999	-	8,270,081	-	8,270,081

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,946,649	$5,946,649	$-	$-	$5,946,649
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,690,000	1,690,000	-	-	1,690,000
Securities	45,314,001	-	44,560,680	753,321	45,314,001
Net loans	160,586,129	-	-	161,967,000	161,967,000
Loans held for sale	305,072	305,072	-	-	305,072
Mortgage servicing rights	351,544	-	-	351,544	351,544
Accrued interest receivable	785,484	785,484	-	-	785,484
Financial Liabilities:
Non-interest bearing deposits	9,974,536	9,974,536	-	-	9,974,536
Interest bearing deposits	162,572,485	-	-	155,963,464	155,963,464
Accrued interest payable	224	224	-	-	224
FHLB advances	1,121,153	-	1,151,000	-	1,151,000

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

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At September 30, 2017 and December 31, 2016, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2017 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 29, 2017.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

The Company's total assets increased $15.6 million, or 6.8%, to $245.7 million at September 30, 2017, from $230.2 million at December 31, 2016. The increase was primarily due to increases in the net loan portfolio of $30.2 million and federal funds sold of $2.0 million. These increases were partially offset by a decrease in securities available for sale of $14.4 million and a decrease in cash and cash equivalents of $3.0 million.

Cash and cash equivalents decreased $3.0 million, or 50.6%, to $2.9 million at September 30, 2017 from $5.9 million at December 31, 2016. The decrease in cash and cash equivalents was primarily a result of cash used in investing activities of $18.5 million exceeding cash provided by financing activities of $13.9 million and cash provided by operating activities of $1.6 million. The cash used in investing activities included a gross increase in loans of $31.1 million and the purchase of $1.3 million in securities available for sale, offset by security sales, maturities and pay-downs of $15.7 million and an increase in federal funds sold of $2.0 million.

Federal funds sold increased to $3.7 million at September 30, 2017, from $1.7 million at December 31, 2016.

Securities available-for-sale decreased $14.4 million, or 32.3%, to $30.2 million at September 30, 2017 from $44.6 million at December 31, 2016. The decrease was primarily due to sales and maturities of $11.6 million and pay-downs of $4.1 million, exceeding new securities purchases of $1.3 million. Cash proceeds from the sales and maturities of securities were used to fund the loan growth, as the yield earned on the loan originations was higher than those earned in the security portfolio.

Loans, net of the allowance for loan losses, increased $30.2 million, or 18.8%, to $190.8 million at September 30, 2017, from $160.6 million at December 31, 2016. The increase in loans, net of the allowance for loan losses, was primarily due to a $14.6 million increase in one-to-four family loans, a $7.4 million increase in non-residential real estate loans, and a $6.2 million increase in the purchased auto portfolio. The Company also experienced growth in most other loan categories during the nine months ended September 30, 2017.

Total deposits increased $6.3 million, or 3.7%, to $178.9 million at September 30, 2017 from $172.5 million at December 31, 2016. At September 30, 2017 checking/money market accounts increased by $3.7 million, savings accounts increased by $1.8 million and certificates of deposit increased by $0.8 million as compared to December 31, 2016. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates begin to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

FHLB advances increased $8.0 million, to $9.1 million at September 30, 2017 compared to $1.1 million at December 31, 2016 to fund the loan growth experienced during the nine months ended September 30, 2017.

Stockholders’ equity increased $1.0 million, or 1.9%, to $52.9 million at September 30, 2017 from $51.9 million at December 31, 2016. The increase is primarily a result of net income of $1.3 million for the nine months ended September 30, 2017 and an increase in other comprehensive income of $0.2 million related to an increase in the fair value of securities available for sale, partially off-set by dividends of $0.4 million paid to stockholders and an approximately $0.1 million net decrease related to ESOP shares.

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

The non-performing assets to total assets ratio was 0.85% at September 30, 2017, which is down from 2.18% at December 31, 2016. During the first nine months of 2017, non-performing assets decreased 58.6% to $2.1 million from $5.0 million as of December 31, 2016. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of the pay-off of eight impaired loans totaling approximately $2.4 million, write-downs on four impaired loans totaling approximately $0.2 million, writing down and moving seven impaired loans totaling approximately $351,000 to OREO/repossessed assets, upgrading and returning two loans totaling approximately $83,000 to accrual status, and payments of approximately $298,000, offset by the addition of seven loans totaling approximately $376,000 to the impaired loan list. Additionally, foreclosed real estate increased approximately $50,000, while other repossessed assets decreased approximately $2,000.

The following table summarizes non-performing assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(In Thousands)
Non-accrual:
One-to-four family	$1,610	$1,814	$2,175	$2,693	$2,310
Multi-family	-	-	-	-	-
Non-residential real estate	368	458	618	2,265	1,880
Commercial	13	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	3	26	26	24	13
Total non-accrual loans	1,994	2,298	2,819	4,982	4,203
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,994	2,298	2,819	4,982	4,203
Foreclosed real estate	83	-	-	33	33
Other repossessed assets	-	13	8	2	42
Total nonperforming assets	$2,077	$2,311	$2,827	$5,017	$4,278

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Allowance for loan losses as a percent of gross loans receivable	1.23%	1.21%	1.26%	1.35%	1.45%
Allowance for loan losses as a percent of total nonperforming loans	118.66%	97.52%	77.47%	45.10%	54.91%
Nonperforming loans as a percent of gross loans receivable	1.00%	1.24%	1.63%	3.00%	2.64%
Nonperforming loans as a percent of total assets	0.81%	0.97%	1.19%	2.16%	1.52%
Nonperforming assets as a percent of total assets	0.85%	0.98%	1.20%	2.18%	1.55%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

General.  Net income for the three months ended September 30, 2017 increased approximately $34,000, or 8.0%, to approximately $455,000 compared to net income of approximately $421,000 for the three months ended September 30, 2016. The increase was primarily attributed to an increase in net interest income after provision for loan losses of approximately $67,000, an increase in total other income of approximately $135,000, and a decrease in income tax expense of approximately $68,000, partially offset by an increase of approximately $237,000 in other expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,204	$1,858	$346	18.62%
Securities:
Residential mortgage-backed securities	99	123	(24)	(19.51)
State and municipal securities	116	133	(17)	(12.78)
Dividends on non-marketable equity securities	2	1	1	100.00
Interest-bearing deposits	5	12	(7)	(58.33)
Total interest and dividend income	2,426	2,127	299	14.06
Interest expense:
Deposits	248	206	42	20.39
Borrowings	20	15	5	33.33
Total interest expense	268	221	47	21.27
Net interest income	$2,158	$1,906	$252	13.22%

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended September 30,
	2017			2016
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$187,221	$2,204	4.71%	$153,844	$1,858	4.83%
Securities, net (2)	35,044	215	2.45%	44,714	256	2.29%
Non-marketable equity securities	752	2	1.06%	753	1	0.53%
Interest-bearing deposits	2,589	5	0.77%	19,523	12	0.25%
Total interest-earning assets	225,606	2,426	4.30%	218,834	2,127	3.89%
Non-interest-earning assets	18,692			19,010
Total assets	244,298			237,844

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,312	$21	0.28%	$30,654	$16	0.21%
Savings accounts	26,200	5	0.08%	41,010	6	0.08%
Certificates of Deposit accounts	82,258	218	1.06%	83,908	181	0.86%
Checking accounts	28,643	4	0.06%	28,916	3	0.04%
Advances and borrowed funds	7,558	20	1.06%	8,238	15	0.73%
Total interest-bearing liabilities	174,971	268	0.61%	192,726	221	0.46%
Non-interest-bearing liabilities	16,443			12,547
Total liabilities	191,414			205,273
Equity	52,884			32,571
Total liabilities and equity	244,298			237,844
Net interest income		$2,158			$1,906
Net interest rate spread (3)			3.69%			3.43%
Net interest margin (4)			3.83%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.94%			113.55%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2017 and 2016. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2017 Compared to 2016
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$393	$(47)	$346
Securities, net	(59)	18	(41)
Non-marketable equity securities	-	1	1
Interest-bearing deposits	(33)	26	(7)
Total interest-earning assets	$301	$(2)	$299
Interest expense on
Money Market accounts	$-	$5	$5
Passbook accounts	(1)	-	(1)
Certificates of Deposit accounts	(4)	41	37
Checking	-	1	1
Advances and borrowed funds	(2)	7	5
Total interest-bearing liabilities	(7)	54	47
Change in net interest income	$308	$(56)	$252

Net interest income increased by $0.3 million, or 13.2%, to $2.2 million for the three months ended September 30, 2017, from $1.9 million for the three months ended September 30, 2016. Interest and dividend income increased $0.3 million, or 14.1%, primarily due to an increase in the average balances of interest-earning assets of $6.8 million. The increase in net interest income was partially off-set by a slight increase in interest expense as the average cost of funds increased 15 basis points to 0.61% for the three months ended September 30, 2017. The increase in cost of funds was partially off-set by a decrease in the average balance of interest-bearing liabilities of $17.8 million during the three months ended September 30, 2017. The average balance of interest-bearing liabilities was temporarily inflated at September 30, 2016, due to $50.1 million of funds received late in the third quarter as a result of the subscription and community offerings for shares of Company common stock in connection with the Bank’s second-step conversion completed on October 11, 2016. The net interest margin increased during the three months ended September 30, 2017 to 3.83% compared to 3.48% for the three months ended September 30, 2016.

Provision for Loan Losses. Management recorded a loan loss provision of $0.2 million and $25,000 for the three-month periods ended September 30, 2017 and 2016, respectively. General reserves at September 30, 2017 were higher when compared to September 30, 2016, as the balances in all loan categories increased during the twelve months ended September 30, 2017. Additionally, net charge-offs during the third quarter of 2017 were $84,000 compared to $5,000 during the third quarter of 2016. These increases were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended September 30, 2017, as compared to the same period in 2016. Additionally, specific reserves as of September 30, 2017 were lower than they were as of September 30, 2016, due to several large credits being resolved during 2017 that had larger reserves as of September 30, 2016. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.6% in LaSalle County, 5.1% in Grundy County, and 5.0% for the State of Illinois, versus the national level of 4.2%. Based on a review of the loans that were in the loan portfolio at September 30, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2017 and 2016.

	Three months ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$77	$-	$77	100.00%
Gain on sale of loans	205	143	62	43.36
Gain on sale of foreclosed real estate	5	77	(72)	(93.51)
Gain on sale of repossessed assets	1	-	1	100.00
Loan origination and servicing income	159	103	56	54.37
Origination of mortgage servicing rights, net of amortization	21	15	6	40.00
Customer service fees	123	119	4	3.36
Income on bank owned life insurance	12	12	-	-
Other	30	29	1	3.45
Total other income	$633	$498	$135	27.11%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in loan origination and servicing income, as a result of increases in loan originations and loans originated for sale into the secondary market. There was also an increase in the gain on sale of securities. The increases were partially offset by a decrease in the gain on sale of foreclosed real estate due to the sale of fewer OREO properties during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2017 and 2016.

	Three months ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,047	$840	$207	24.64%
Directors fees	41	41	-	-
Occupancy	159	171	(12)	(7.02)
Deposit insurance premium	15	37	(22)	(59.46)
Legal and professional services	92	83	9	10.84
Data processing	144	131	13	9.92
Loss on sale of securities	48	-	48	100.00
Loan expense	153	125	28	22.40
Valuation adjustments and expenses on foreclosed real estate	3	32	(29)	(90.63)
Loss on sale of foreclosed real estate	-	5	(5)	(100.00)
Other	269	269	-	-
Total other expenses	$1,971	$1,734	$237	13.67%

Efficiency ratio (1)	70.62%	72.13%

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

Income Taxes. The Company recorded income tax expense of $0.2 million for both the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the Company had net income of $0.5 million with approximately $0.1 million in tax exempt income, compared to net income of $0.4 million with approximately $0.1 million in tax exempt income for the three months ended September 30, 2016.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended September 30, 2017 and 2016, as follows:

	Three Months Ended
	September 30,
	2017	2016

Expected income taxes	$213,470	$225,580
Income tax effect of:
State taxes, net of federal tax benefit	(23,717)	32,218
Tax exempt interest	(38,407)	(44,331)
Income taxed at lower rates	(6,099)	(6,445)
Other	9,916	16,229
	$155,163	$223,251

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

General. Net income for the nine months ended September 30, 2017 was $1.3 million compared to $1.1 for the nine months ended September 30, 2016. The increase was primarily attributed to the increase in net interest income after provision for loan losses of $0.5 million and a $0.4 million increase in total other income. These favorable variances were partially offset by an increase of $0.7 million in other expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,292	$5,433	$859	15.81%
Securities:
Residential mortgage-backed securities	361	424	(63)	(14.86)
State and municipal securities	374	404	(30)	(7.43)
Dividends on non-marketable equity securities	5	5	-	-
Interest-bearing deposits	21	22	(1)	(4.55)
Total interest and dividend income	7,053	6,288	765	12.17
Interest expense:
Deposits	676	612	64	10.46
Borrowings	36	27	9	33.33
Total interest expense	712	639	73	11.42
Net interest income	$6,341	$5,649	$692	12.25%

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Nine Months Ended September 30,
	2017			2016
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$176,476	$6,292	4.75%	$147,498	$5,433	4.91%
Securities, net (2)	40,063	735	2.45%	46,380	828	2.38%
Non-marketable equity securities	753	5	0.89%	955	5	0.70%
Interest-bearing deposits	2,692	21	1.04%	9,374	22	0.31%
Total interest-earning assets	219,984	7,053	4.27%	204,207	6,288	4.11%
Non-interest-earning assets	18,817			18,559
Total assets	238,801			222,766

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,464	$54	0.24%	$30,750	$48	0.21%
Savings accounts	26,247	14	0.07%	29,754	15	0.07%
Certificates of Deposit accounts	81,544	597	0.98%	85,281	539	0.84%
Checking accounts	28,819	11	0.05%	27,835	10	0.05%
Advances and borrowed funds	3,488	36	1.38%	3,927	27	0.92%
Total interest-bearing liabilities	170,562	712	0.56%	177,547	639	0.48%
Non-interest-bearing liabilities	15,668			13,544
Total liabilities	186,230			191,091
Equity	52,571			31,675
Total liabilities and equity	238,801			222,766
Net interest income		$6,341			$5,649
Net interest rate spread (3)			3.71%			3.63%
Net interest margin (4)			3.84%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.98%			115.02%

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

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2017 and 2016. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2017 Compared to 2016
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$1,033	$(174)	$859
Securities, net	(116)	23	(93)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	(52)	51	(1)
Total interest-earning assets	$864	$(99)	$765
Interest expense on
Money Market accounts	$(1)	$7	$6
Passbook accounts	(1)	-	(1)
Certificates of Deposit accounts	(27)	85	58
Checking	1	-	1
Advances and borrowed funds	(4)	13	9
Total interest-bearing liabilities	(32)	105	73
Change in net interest income	$896	$(204)	$692

Net interest income increased by $0.7 million, or 12.2%, to $6.3 million for the nine months ended September 30, 2017, from $5.6 million for the nine months ended September 30, 2016. Interest and dividend income increased $0.8 million, or 12.2%, primarily due to an increase in the average balances of interest-earning assets of $15.8 million and a 3.9% increase in the yield on interest-earning assets to 4.27%. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased eight basis points to 0.56% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in cost of funds was slightly off-set by a decrease in the average balance of interest-bearing liabilities of $7.0 million during the nine months ended September 30, 2017. The average balance of interest-bearing liabilities was temporarily inflated at September 30, 2016, due to $50.1 million of funds received late in the third quarter as a result of the subscription and community offerings for shares of Company common stock in connection with the Bank’s second-step conversion completed on October 11, 2016. The net interest margin increased during the nine months ended September 30, 2017 to 3.84% compared to 3.69% for the nine months ended September 30, 2016.

Provision for Loan Losses. Management recorded a loan loss provision of $0.5 million and $0.3 million for the nine-month periods ended September 30, 2017 and 2016, respectively. General reserves at September 30, 2017 were higher when compared to September 30, 2016, as the balances in all loan categories increased during the twelve months ended September 30, 2017. Additionally, net charge-offs during the nine months ended September 30, 2017 were $0.3 million compared to $0.2 million during the same period of 2016. These increases were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended September 30, 2017, as compared to the same period in 2016. Additionally, specific reserves as of September 30, 2017 were lower than they were as of September 30, 2016, due to several large credits being resolved during 2017 that had larger reserves as of September 30, 2016. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.6% in LaSalle County, 5.1% in Grundy County, and 5.0% for the State of Illinois, versus the national level of 4.2%. Based on a review of the loans that were in the loan portfolio at September 30, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

      Other Income. The following table summarizes other income for the nine months ended September 30, 2017 and 2016.

	Nine months ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$98	$8	$90	1,125.00%
Gain on sale of loans	522	331	191	57.70
Gain on sale of foreclosed real estate	29	188	(159)	(84.57)
Gain on sale of repossessed assets	15	2	13	650.00
Loan origination and servicing income	463	239	224	(93.72)
Origination of mortgage servicing rights, net of amortization	55	42	13	(30.95)
Customer service fees	360	319	41	12.85
Income on bank owned life insurance	36	37	(1)	(2.70)
Other	91	78	13	16.67
Total other income	$1,669	$1,244	$425	34.16%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in loan origination and servicing income, as a result of increases in loan originations and loans originated for sale into the secondary market. Also contributing to the increase was an increase in gains on sale of securities, due to the sale of more securities during the current period, with the cash proceeds used to fund loan growth. The increases were partially offset by a decrease in the gain on sale of foreclosed real estate due to the sale of fewer foreclosed properties during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Other Expense. The following table summarizes other expense for the nine months ended September 30, 2017 and 2016.

	Nine months ended
	September 30,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$3,125	$2,505	$620	24.75%
Directors fees	122	122	-	-
Occupancy	485	478	7	1.46
Deposit insurance premium	42	127	(85)	(66.93)
Legal and professional services	282	258	24	9.30
Data processing	436	386	50	12.95
Loss on sale of securities	55	3	52	1,733.33
Loan expense	403	285	118	41.40
Valuation adjustments and expenses on foreclosed real estate	10	101	(91)	(90.10)
Loss on sale of foreclosed real estate	-	5	(5)	(100.00)
Other	808	747	61	8.17
Total other expenses	$5,768	$5,017	$751	14.97%

Efficiency ratio (1)	72.01%	72.78%

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

Income Taxes. The Company recorded income tax expense of $0.5 million for both the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the Company had net income of $1.3 million with approximately $0.4 million in tax exempt income, compared to net income of $1.1 million with approximately $0.4 million in tax exempt income for the nine months ended September 30, 2016.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the nine months ended September 30, 2017 and 2016, as follows:

	Nine Months Ended
	September 30,
	2017	2016

Expected income taxes	$623,675	$550,741
Income tax effect of:
State taxes, net of federal tax benefit	31,581	80,219
Tax exempt interest	(123,848)	(134,320)
Income taxed at lower rates	(17,819)	(15,735)
Other	(9,257)	39,158
	$504,332	$520,063

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

At September 30, 2017, the Bank had outstanding commitments to originate $5.4 million in loans, unfunded lines of credit of $14.7 million, and $6.3 million in commitments to fund construction loans. In addition, as of September 30, 2017, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $37.0 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2017, the Bank had $68.3 million of available credit from the FHLBC and there were $9.1 million in FHLBC advances outstanding. In addition, as of September 30, 2017 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30 2017, the Company had cash and cash equivalents of $9.4 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2017 of 24.11%, 22.86%, 22.86%, and 17.07%, respectively, compared to ratios at December 31, 2016 of 26.76%, 25.51%, 25.51% and 16.84%, respectively. As of January 1, 2017, the Bank must hold 1.25% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. As of September 30, 2017, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.       Description

3.1

Articles of Incorporation of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016)

http://www.sec.gov/Archives/edgar/data/1675192/000119312516613800/d189351dex31.htm

3.2

Bylaws of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

http://www.sec.gov/Archives/edgar/data/1675192/000119312516613800/d189351dex32.htm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.
Registrant

Date: November 14, 2017	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)