Form 10-K
period 2017-12-31
Ottawa Bancorp Inc
filed 2018-03-28
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated filer (do not check if a smaller reporting company)	☐ Emerging growth company
☒ Smaller Reporting Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of June 30, 2017, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $44,623,668 (based on the last sale price of the common stock on the NASDAQ Capital Market of $13.77 per share on June 30, 2017).

The number of shares of Common Stock of the registrant issued and outstanding as of March 26, 2018 was 3,415,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2017

i

PART I

  Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2017 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

General

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity and unitary savings and loan holding company for Ottawa Savings Bank, a federally chartered savings bank. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp, Inc. were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock. The Company is a publicly traded banking company with assets of $255.4 million at December 31, 2017 and is headquartered in Ottawa, Illinois.

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Shorewood and Peru, Illinois. Ottawa Savings Bank’s market area includes LaSalle County, Grundy County and parts of contiguous counties in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County.

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

 Market Area and Competition

The Company is headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Its market area, which benefits from its proximity to Chicago, includes LaSalle County, Grundy County and parts of contiguous counties.

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

Lending Activities

General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Excluding our purchased loan portfolio and except as noted below, the majority of our loans are made within our local market. However, on occasion we originate loans to borrowers outside our market area. At December 31, 2017, loans made to borrowers outside our market area totaled $43.4 million, or 20.2% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses

.

	At December 31,
	2017		2016		2015		2014		2013
	(Dollars in Thousands)
		Percent		Percent		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
One-to-four family	$124,118	59.24%	$103,872	63.80%	$99,255	69.73%	$98,144	67.78%	$77,407	68.14%
Multi-family	5,664	2.70%	5,182	3.18%	3,970	2.79%	3,112	2.15%	2,745	2.42%
Non-residential real estate	32,133	15.34%	22,560	13.85%	20,177	14.18%	20,929	14.45%	17,017	14.98%
Commercial	20,759	9.91%	16,645	10.22%	12,069	8.48%	12,242	8.45%	7,860	6.92%
Consumer direct	6,282	3.00%	2,860	1.76%	1,651	1.16%	1,724	1.19%	392	0.35%
Purchased auto	20,551	9.81%	11,714	7.19%	5,212	3.66%	8,665	5.98%	8,162	7.19%
Total loans, gross	209,507	100.00%	162,833	100.00%	142,334	100.00%	144,816	100.00%	113,583	100.00%
Allowance for loan losses	(2,472)		(2,247)		(2,224)		(2,315)		(2,910)
Total loans, net	$207,035		$160,586		$140,110		$142,501		$110,673

 Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
One-to-four family	$-	$-	$1,978	$212	$648
Multi-family	582	599	-	623	645
Non-residential real estate	3,060	1,148	711	665	680
Commercial	6,750	4,814	2,922	-	-
Purchased auto loans	20,551	11,714	5,212	8,665	8,162
Total	$30,943	$18,275	$10,823	$10,165	$10,135

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2017. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2017
	One-to-		Non-
	four		residential		Consumer	Purchased
	family	Multi-family	real estate	Commercial	direct	auto	Total
	(In Thousands)
Amounts due one year or less	$9,112	$437	$799	$7,673	$54	$118	$18,193
After one year
More than one year to three years	673	60	3,098	2,487	735	1,501	8,554
More than three years to five years	337	611	6,016	7,697	2,962	8,294	25,917
More than five years to ten years	13,236	1,370	6,854	2,902	2,294	10,638	37,294
More than ten years to twenty years	48,096	2,920	13,578	-	237	-	64,831
More than twenty years	52,664	266	1,788	-	-	-	54,718
Total due after December 31, 2018	115,006	5,227	31,334	13,086	6,228	20,433	191,314
Gross loans receivable	$124,118	$5,664	$32,133	$20,759	$6,282	$20,551	$209,507
Less:
Allowance for loan losses							(2,472)
Total loans, net							$207,035

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$48,328	$66,678	$115,006
Multi-family	1,428	3,799	5,227
Non-residential real estate	14,860	16,474	31,334
Commercial	12,583	503	13,086
Consumer direct	6,228	-	6,228
Purchased auto	20,433	-	20,433
Total	$103,860	$87,454	$191,314

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30-year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three, five or seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 3.125, 3.50%, 4.00% and 4.375% for the one, three, five and seven-year adjustable rate loans, respectively, and range of 4.5% to 6.5% for non-owner occupied one-to-four family properties, respectively, at this time.

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

We also regularly make loans secured by non-owner occupied one-to-four family residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. In reaching a decision on whether to originate a non-owner occupied one-to-four family residential real estate loan, we consider the net operating income of the property, the borrower’s credit history and profitability, and the value of the underlying property. At December 31, 2017, loans secured by non-owner occupied one-to-four family properties totaled $23.2 million, or 17.9% of our total one-to-four family residential loan portfolio.

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

Our largest one-to-four family residential loan at December 31, 2017 was a loan for $3.5 million secured by multiple condominium units, of which $3.4 million is outstanding. This loan is performing in accordance with its terms.

We participate with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

 Residential and Commercial Construction Loans. On occasion we originate (i) residential construction loans to individuals and purchase loans that finance the construction of residential dwellings for personal use, which we classify within our one-to-four family loan portfolio, and (ii) commercial construction loans for the development of projects including condominiums, apartment buildings, single-family subdivisions, single-family investor loans, as well as owner-occupied properties used for business, which we classify within our loan portfolio based on the type of property under construction.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. At December 31, 2017, our largest outstanding residential construction loan was for $1.1 million, of which $132,000 was disbursed. We also require periodic inspections of the property during the term of the construction.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At December 31, 2017, our largest outstanding commercial construction loan was for $3.0 million, of which $2.8 million was disbursed.

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

Our largest non-residential real estate loan at December 31, 2017 was for $2.4 million, all of which is outstanding. This loan is performing in accordance with its terms. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Purchased Auto Loans. We purchase auto loans from regulated financial institutions. At December 31, 2017 and 2016, we had $20.6 million and $11.7 million of purchased auto loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. For the years ended December 31, 2017 and 2016, we purchased $14.1 and $10.4 million of auto loans, respectively.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2017, we had an aggregate of $30.9 million in purchased loan participations outstanding, including the auto loan purchases discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2017 was a commercial loan for $3.4 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $21.8 million and $18.3 million of loans in the years ended December 31, 2017 and 2016, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended
	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Beginning balance, net	$160,586	$140,110	$142,501	$110,673	$121,995
Loans originated
One-to-four family	49,105	34,876	19,581	10,124	8,229
Multi-family	733	901	2,413	-	19
Non-residential real estate	13,756	5,544	1,898	2,775	3,182
Commercial	11,080	4,288	6,352	3,513	1,284
Construction	6,577	5,199	757	412	2,111
Consumer direct	5,309	2,460	842	505	248
Total loans originated	86,560	53,268	31,843	17,329	15,073
Loans acquired in Twin Oaks merger	-	-	-	29,796	-
Loans purchased
One-to-four family	-	-	2,000	-	-
Multi-family	-	600	-	-	-
Non-residential real estate	2,027	1,100	-	-	-
Commercial	3,478	3,146	-	-	-
Purchased auto	14,141	10,357	-	4,038	4,048
Total loans purchased	19,646	15,203	2,000	4,038	4,048
Loan sales (1)	(21,786)	(18,287)	(7,630)	(3,057)	(5,592)
Principal payments	(37,746)	(29,685)	(28,695)	(16,873)	(25,322)
Change in allowance for loan losses	(225)	(23)	91	595	471
Ending balance, net	$207,035	$160,586	$140,110	$142,501	$110,673

(1)    All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $500,000. Residential loans and all commercial loans above $500,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our officers’ loan committee. This committee consists of our President, Executive Vice-President and our Commercial Loan Officer. For loans to any borrower(s) in the aggregate of more than $1 million up to $2 million, approval is required by a majority of our level two loan committee, which consists of the officers’ loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the loan committee of the Board of Directors, which consists of the officers’ loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2017, our regulatory maximum was $6.5 million.

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

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2017
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	10	$986	3	$100	13	$1,086
Multi-family	-	-	-	-	-	-
Non-residential real estate	2	395	-	-	2	395
Commercial	1	10	-	-	1	10
Purchased auto	-	-	1	1	1	1

Total	13	$1,391	4	$101	17	$1,492

	December 31, 2016
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	1	$23	9	$1,089	10	$1,112
Multi-family	-	-	-	-	-	-
Non-residential real estate	-	-	2	681	2	681
Purchased auto	-	-	1	25	1	25

Total	1	$23	12	$1,795	13	$1,818

	December 31, 2015
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$753	10	$737	15	$1,490
Multi-family	-	-	-	-	-	-
Non-residential real estate	1	113	1	18	2	131
Purchased auto	-	-	1	3	1	3

Total	6	$866	12	$758	18	$1,624

	December 31, 2014
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	4	$310	37	$1,741	41	$2,051
Multi-family	-	-	2	257	2	257
Non-residential real estate	1	420	3	115	4	535
Purchased auto	-	-	1	11	1	11

Total	5	$730	43	$2,124	48	$2,854

	December 31, 2013
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	7	$493	12	$1,613	19	$2,106
Multi-family	-	-	-	-	-	-
Non-residential real estate	2	428	2	319	4	747

Total	9	$921	14	$1,932	23	$2,853

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

On the basis of management’s review of our assets, at December 31, 2017 and 2016, we classified $0.8 million and $0.9 million, respectively, of our assets as special mention and $1.5 million and $4.9 million, respectively, of our assets as substandard. We classified none of our assets as doubtful and there were no assets classified as loss for the years ended December 31, 2017 and December 31, 2016. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Although the economy continued to stabilize in our market during 2017, foreclosures and liquidations as a manner of reducing non-performing assets continued to prove costly. However, there are circumstances when foreclosure and liquidations are the remedy pursued. From time to time, the Company as part of our loss mitigation strategy may renegotiate the loan terms (i.e. interest rate, structure, repayment term, A/B note format, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during 2017 and two new TDRs during 2016. TDRs are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2017, four loans (with aggregate balances of $0.5 million) of our 19 substandard loans (with aggregate balances of $1.5 million) were considered TDRs and were included in non-performing assets. At December 31, 2016, seven loans (with aggregate balances of $2.4 million) of our 38 substandard loans (with aggregate balances of $4.9 million) were considered TDRs and were included in non-performing assets. The decrease in TDR balances included in impaired loans was primarily a result of pay-offs on three TDRs totaling $1.7 million, which included a third quarter pay-off on a second quarter re-default of an old previously performing TDR of approximately $0.1 million and a loan write-down and move to OREO totaling $0.2 million.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2017	2016	2015	2014	2013
Non-accrual:	(In Thousands)
One-to-four family	$1,214	$2,693	$2,982	$3,733	$3,549
Multi-family	-	-	-	257	-
Non-residential real estate	355	2,265	2,070	2,039	2,332
Commercial	10	-	-	-	-
Purchased auto	1	24	3	11	-
Total non-accrual loans	1,580	4,982	5,055	6,040	5,881
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Lines of credit	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Total nonperforming loans	1,580	4,982	5,055	6,040	5,881
Foreclosed real estate	84	33	313	233	585
Other repossessed assets	-	2	17	63	13
Total nonperforming assets	$1,664	$5,017	$5,385	$6,336	$6,479

Ratios

	December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses as a percent of gross loans receivable	1.18%	1.38%	1.56%	1.60%	2.56%
Allowance for loan losses as a percent of total nonperforming loans	156.46%	45.10%	44.00%	38.33%	49.48%
Nonperforming loans as a percent of gross loans receivable	0.75%	3.06%	3.55%	4.17%	5.18%
Nonperforming loans as a percent of total assets	0.62%	2.16%	2.37%	2.72%	3.45%
Nonperforming assets as a percent of total assets	0.65%	2.18%	2.52%	2.86%	3.80%

The total amount of non-accrual loans decreased to $1.6 million as of December 31, 2017, from $5.0 million at December 31, 2016. Total non-performing loans consist of 19 loans to 21 borrowers for the year ended December 31, 2017, as compared to 38 loans to 30 borrowers for the year ended December 31, 2016. For the years ended December 31, 2017 and 2016, gross interest income of $123,000 and $169,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized $10,000 and $5,000 in cash basis interest income on impaired loans for the years ended December 31, 2017 and 2016, respectively.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2017, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Balance at beginning of year	$2,247	$2,224	$2,315	$2,910	$3,381
Charge-offs:
One-to-four family	259	233	296	976	1,136
Multi-family	-	-	34	183	282
Non-residential real estate	62	171	18	336	84
Commercial	-	-	-	-	-
Consumer	9	-	64	26	1
Purchased auto	85	109	74	90	16
	415	513	486	1,611	1,519
Recoveries:
One-to-four family	11	60	95	81	14
Multi-family	16	16	16	24	15
Non-residential real estate	8	-	-	-	136
Consumer	8	8	7	3	-
Purchased auto	22	10	7	7	8
	65	94	125	115	173
Net charge-offs	350	419	361	1,496	1,346
Additions charged to operations	575	442	270	901	875
Balance at end of year	$2,472	$2,247	$2,224	$2,315	$2,910
Net charge-offs to average gross loans outstanding	0.18%	0.27%	0.25%	1.30%	1.12%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2017
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,477	59.75%	59.24%
Multi-family	22	0.89%	2.70%
Non-residential real estate	371	15.01%	15.34%
Commercial	154	6.23%	9.91%
Consumer	140	5.66%	3.00%
Purchased auto	308	12.46%	9.81%
Total allowance for loan losses	$2,472	100.00%	100.00%

	2016
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,427	63.51%	63.80%
Multi-family	93	4.14%	3.18%
Non-residential real estate	367	16.33%	13.85%
Commercial	97	4.32%	10.22%
Consumer	79	3.52%	1.76%
Purchased auto	184	8.18%	7.19%
Total allowance for loan losses	$2,247	100.00%	100.00%

	2015
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,728	77.71%	69.73%
Multi-family	142	6.38%	2.79%
Non-residential real estate	198	8.90%	14.18%
Commercial	51	2.29%	8.48%
Consumer	37	1.66%	1.16%
Purchased auto	68	3.06%	3.66%
Total allowance for loan losses	$2,224	100.00%	100.00%

	2014
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,813	78.31%	67.78%
Multi-family	122	5.27%	2.15%
Non-residential real estate	245	10.58%	14.45%
Commercial	36	1.56%	8.45%
Consumer	11	0.48%	1.19%
Purchased auto	88	3.80%	5.98%
Total allowance for loan losses	$2,315	100.00%	100.00%

	2013
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,277	78.25%	68.14%
Multi-family	141	4.85%	2.42%
Non-residential real estate	388	13.33%	14.98%
Commercial	30	1.03%	6.92%
Consumer	2	0.07%	0.35%
Purchased auto	72	2.47%	7.19%
Total allowance for loan losses	$2,910	100.00%	100.00%

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

Total allowance for loan losses increased to approximately $2.5 million at December 31, 2017 as compared to approximately $2.2 million at December 31, 2016. Changes in the allowance for loan losses from December 31, 2016 to December 31, 2017 include an increase of $0.4 million in the general portion of the reserve, partially offset by a decrease in specific reserves on impaired loans of $0.2 million. Impaired loans were $1.5 million with a valuation allowance of $230,000 at December 31, 2017, as compared to $4.9 million with a valuation allowance of $440,000 at December 31, 2016. Of the $1.5 million of impaired loans at December 31, 2017, $0.1 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 4 to the Notes to the Consolidated Financial Statements). The increase in the general portion of the reserve was due primarily to balance increases in all categories of the loan portfolio. These increases to the allowance were partially off-set by improvements in historical loss levels resulting from the stabilization of the nonperforming asset levels and charge-off levels, off-set slightly by changes in the qualitative factors applied to reflect changes in risk.

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

At December 31, 2017, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

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

 The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2017		2016		2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Available-for-sale
State and municipal securities	$13,971	$13,971	$18,156	$18,156	$19,237	$19,237
Residential mortgage-backed securities	12,075	12,075	26,405	26,405	27,748	27,748

Total available-for-sale	$26,046	$26,046	$44,561	$44,561	$46,985	$46,985

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2017
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$772	2.64%	$4,478	3.45%	$4,312	3.89%	$4,409	3.83%	$13,971	3.66%
Residential mortgage-backed securities	-	0.00%	11,524	2.30%	551	3.82%	-	0.00%	12,075	2.37%
Total securities available-for-sale	$772	2.64%	$16,002	2.62%	$4,863	3.88%	$4,409	3.83%	$26,046	3.06%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County, with some deposit relationships in Grundy County. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts in excess of the current limit of $250,000. During 2017, the Bank became a member of the QuickRate CD listing service, which allows the Bank to obtain institutional deposits when needed to help meet loan funding needs. Other than our relationship with CDARS and QuickRate, we currently do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	At December 31,
	2017		2016		2015
		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$11,563	6.32%	$9,975	5.78%	$10,326	5.84%
Interest Bearing Checking	29,081	15.91%	27,634	16.02%	26,390	14.93%
Money Market accounts	27,560	15.08%	29,719	17.22%	29,580	16.74%
Savings accounts	25,966	14.21%	23,988	13.90%	22,740	12.87%
Certificates of Deposit accounts	88,605	48.48%	81,231	47.08%	87,699	49.62%
Total deposit accounts	$182,775	100.00%	$172,547	100.00%	$176,735	100.00%

Certificate Accounts, by rate
Less than 1.00%	$17,481	19.73%	$32,249	39.70%	$41,155	46.93%
1.00% to 1.99%	66,410	74.95%	48,927	60.23%	44,643	50.90%
2.00% to 2.99%	4,714	5.32%	55	0.07%	1,900	2.17%
3.00% to 3.99%	-	0.00%	-	0.00%	1	0.00%
4.00% to 4.99%	-	0.00%	-	0.00%	-	0.00%
5.00% to 5.99%	-	0.00%	-	0.00%	-	0.00%
Total Certificate Accounts	$88,605	100.00%	$81,231	100.00%	$87,699	100.00%

 The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2017		2016		2015
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$10,784	0.00%	$11,125	0.00%	$8,822
Interest Bearing Checking	0.07%	29,048	0.05%	27,463	0.04%	25,115
Money Market accounts	0.28%	29,961	0.21%	30,520	0.20%	29,086
Savings accounts	0.06%	26,230	0.06%	28,353	0.06%	22,791
Certificate of Deposit accounts	1.20%	83,283	0.96%	84,589	0.93%	92,777
Total	0.69%	$179,306	0.53%	$182,050	0.54%	$178,591

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Beginning of period	$172,547	$176,735	$182,233
Net deposits (withdrawals)	9,305	(4,971)	(6,317)
Interest credited on deposit accounts	923	783	819
End of period	$182,775	$172,547	$176,735
Percent change	5.93%	-2.37%	-3.02%

          The following table indicates the dollar amount of certificates of deposit as of December 31, 2017, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$5,169	$6,205	$11,366	$26,640	$49,380
$100,000 to $250,000	3,196	4,130	8,753	16,137	32,216
Over $250,000	-	-	2,019	4,990	7,009
Total	$8,365	$10,335	$22,138	$47,767	$88,605

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$14,757	$2,392	$332	$-	$-	$17,481
1.00% to 1.99%	26,076	25,483	4,314	4,405	6,132	66,410
2.00% to 2.99%	5	-	-	835	3,874	4,714
3.00% to 3.99%	-	-	-	-	-	-
4.00% to 4.99%	-	-	-	-	-	-
5.00% to 5.99%	-	-	-	-	-	-
Total	$40,838	$27,875	$4,646	$5,240	$10,006	$88,605

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 35% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $15.1 million of Federal Home Loan Bank advances outstanding at December 31, 2017. At December 31, 2017, we had the ability to borrow an additional $60.4 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2017, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2017, we had 47 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2017, Ottawa Savings Bank maintained 85.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2017 of $0.7 million.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2017, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; and a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Ottawa Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Holding Company Regulation

General. As a savings and loan holding company, Ottawa Bancorp, Inc. is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2013. For its 2017 fiscal year, Ottawa Savings Bank’s maximum federal income tax rate was 34%.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which amended the Internal Revenue Code of 1986, reducing tax rates and modifying certain policies, credits, and deductions for individuals and businesses. Included in this legislation was a reduction of the federal corporate income tax rate from 35% to 21%. As a result of this reduction, we were required to revalue our existing net deferred tax assets, which resulted in a charge to income tax expense during the quarter. The Tax Cuts and Jobs Act also added limitations on the deductibility of business interest expense. While this limitation should not impact the deductibility of the Company’s interest expense, the limitation could impact our commercial borrowers. The Tax Cuts and Jobs Act also includes changes to personal income taxes, including: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgages; (ii) the elimination of interest deductions for home equity loans; and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

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

State Taxation

Ottawa Savings Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of approximately 8.63% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

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

At December 31, 2017, loans secured by non-owner occupied one-to-four family residential properties totaled $23.2 million, or 17.9% of our total residential loan portfolio. We intend to continue to make loans secured by non-owner occupied one-to-four family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2017, our allowance for loan losses as a percentage of total gross loans was 1.18% and as a percentage of total non-performing loans was approximately 156.46%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2017, was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2017 and December 31, 2016-- Provision for Loan Losses.”

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2017, we had $1.9 million of net deferred tax assets. During the fourth quarter of 2017, the Company revalued its net deferred tax assets which resulted in a charge of approximately $0.8 million to income tax expense. This income tax adjustment resulted from the December 22, 2017 enactment of the Tax Cuts and Jobs Act, which lowered the corporate tax rate from 34% to 21%. Prior to the enactment of the Tax Cuts and Jobs Act, the Company’s net deferred tax assets were valued based upon the projection of a 34% future tax benefit. We have determined that no valuation allowance is required as of December 31, 2017, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. At December 31, 2017, we had federal net operating loss carry forwards of $0.9 million. The federal net operating loss carry forwards will begin to expire in 2033. Future events such as the expiration of net operating loss carry forwards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax assets. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax assets. Realization of our net deferred tax assets would significantly improve our earnings and capital.

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

Short-term market interest rates (which we use as a guide to price our deposits) had been near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have been volatile since rising during the latter part of 2013 from historically low levels. In recent quarters the Federal Reserve Board’s policy has been to begin raising interest rates from their historically low levels. Market interest rates on the loans we have originated and the yields on securities we have purchased had been at historically low levels for the past several years. For the year ended December 31, 2017, our interest rate spread was 3.70% compared to 3.57% for the year ended December 31, 2016. The average yield on our interest-earning assets has increased. If interest rates rise as projected in 2018, the rising interest rate environment will likely continue to adversely affect our net interest income, which would likely have an adverse effect on our profitability. As short-term interest rates rise, and rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Increases in interest rates can result in decreased prepayments of loans and mortgage-related securities, as borrowers maintain existing borrowings.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2017, we held approximately 6.6% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of 23 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 1.4% of all bank and thrift deposits which was the 12th largest market share of deposits out of 12 financial institutions (excluding credit unions). We face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We consider our primary market area to consist of LaSalle County, Grundy County and parts of contiguous counties in Illinois. We currently operate three full-service branches with our headquarters located in Ottawa, Illinois and two additional branch locations in Marseilles and Morris, Illinois, a loan production office in Shorewood, Illinois, and a loan production office in Peru, Illinois. Although we do not currently have any specific plans for expansion, in the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

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

As of December 31, 2017, most of our total loans were to individuals and/or secured by properties located in our market area. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in these counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans, and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2017, we had $650,000 of goodwill and $710,000 of other intangible assets, which include core deposit intangible and mortgage servicing rights. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5% and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Ottawa Savings Bank could among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are located and conduct our business at our main office at 925 LaSalle Street, Ottawa, Illinois, as well as at our two branch offices in Marseilles and Morris, Illinois and our loan production offices in Shorewood and Peru, Illinois. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to these facilities at December 31, 2017.

		Net Book
	Year	Value at
	Opened/	December	Square	Owned/
Location	Acquired	31, 2017	Footage	Leased
925 LaSalle Street, Ottawa, IL 61350	1958	$5,829,263	21,000	Owned
125 West Bluff Street, Marseilles IL 61341	2014	$287,887	3,286	Owned
1508 Creek Drive, Morris IL 60450	2014	$349,398	2,729	Owned
1112 Peoria Street, Peru, IL 61354 (1)	2016	-	1,500	Leased (2)
566 Brook Forest Avenue, Shorewood, IL 60404 (1)	2017	-	1,239	Leased (3)
_________
(1) Denotes loan production office
(2) Lease expires in October 2018
(3) Lease expires in May 2019

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “OTTW”. Prior to October 12, 2016, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2017, the Company had 318 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the Nasdaq (for 2017 and the fourth quarter 2016) and OTC Bulletin Board (first three quarters of 2016) during the periods indicated in 2017 and 2016. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2017			2016
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$13.99	$12.24	$0.04	$11.20	$10.00	$-
Second quarter	$14.00	$12.81	$0.04	$13.50	$10.80	$-
Third quarter	$14.99	$13.59	$0.04	$13.98	$11.50	$-
Fourth quarter	$14.85	$13.70	$0.04	$13.60	$11.33	$-

Dividend Policy

The Company paid cash dividends of $0.16 per share during 2017. We intend to pay cash dividends on a quarterly basis however, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

Ottawa Bancorp, Inc. is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Issuer Purchases

On November 15, 2017, the Company announced that it has authorized a stock repurchase program to acquire up to 346,740 shares of the Company’s outstanding common stock, or approximately 10% of its outstanding shares. Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the year ended December 31, 2017:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
November 1 - 30, 2017	3,700	14.01	3,700	343,040
December 1 - 31, 2017	13,900	14.47	13,900	329,140
Total	17,600	14.40	17,600	329,140

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2017	2016	2015
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$255,400	$230,161	$213,563
Loans, net (1)	207,035	160,586	140,110
Securities available for sale	26,046	44,561	46,985
Deposits	182,775	172,547	176,735
Stockholders' Equity	51,901	51,936	30,712
Book Value per common share	$15.04	$14.98	$10.61
Tangible Book Value per common share (2)	$14.76	$14.69	$9.87

(1)	Net of undisbursed portion of construction loans, deferred loan (costs) fees, and allowance for loan losses.
(2)	Non-GAAP measure. Excludes goodwill and core deposit intangible.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$9,634	$8,423	$8,078
Total interest expense	1,045	856	907
Net interest income	8,589	7,567	7,171
Provision for loan losses	575	442	270
Other income	2,209	1,748	1,509
Other expense	7,905	7,012	7,393
Income tax expense	1,504	600	246
Net income	$814	$1,261	$771
Basic earnings per share	$0.25	$0.43	$0.27
Diluted earnings per share	$0.25	$0.42	$0.27
Dividends per share	$0.16	$-	$-

	At or for the Years Ended
	December 31,
	2017	2016	2015
Performance Ratios:
Return on average assets	0.34%	0.56%	0.35%
Return on average stockholders' equity	1.55	3.43	2.56
Average stockholders' equity to average assets	21.66	16.38	13.83
Stockholders' equity to total assets at end of period	20.32	22.57	14.38
Net interest rate spread (1)	3.70	3.57	3.55
Net interest margin (2)	3.84	3.65	3.62
Average interest-earning assets to average interest-bearing liabilities	128.39	119.12	114.85
Other expense to average assets	3.26	3.12	3.39
Efficiency ratio (3)	73.21	75.27	85.17
Dividend payout ratio	64.00	-	-
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	22.52	26.76	22.36
Tier 1 core capital (to risk-weighted assets)	21.27	25.51	21.10
Common equity Tier 1 (to risk-weighted assets)	21.27	25.51	21.10
Tier 1 leverage (to adjusted total assets)	16.21	16.84	13.18
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.18	0.27	0.25
Allowance for loan losses to gross loans outstanding	1.18	1.35	1.56
Non-performing loans to gross loans (4)	0.75	3.00	3.55
Non-performing assets to total assets (4)	0.65	2.18	2.52
Other Data:
Number of full-service offices	3	3	3

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)

Non-performing assets consist of non-performing loans, foreclosed real estate, and other foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, which appear beginning on page F-1.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

The Company's total assets increased $25.2 million, or 11.0%, to $255.4 million at December 31, 2017, from $230.2 million at December 31, 2016. The increase was primarily due to an increase of $46.4 million in the net loan portfolio, offset by decreases in securities available for sale of $18.5 million and decreases in cash and cash equivalents of $2.2 million.

Cash and cash equivalents decreased approximately $2.2 million, or 36.8%, to $3.8 million at December 31, 2017 from $5.9 million at December 31, 2016, primarily as a result of cash used in investing activities of $28.6 million exceeding cash provided by financing activities of $23.5 million and cash provided by operating activities of $2.9 million. The cash used in investing activities includes the purchase of approximately $14.1 million in auto loans and other net loan increases of $33.5 million, purchases of available for sale securities of $1.3 million, and purchases of non-marketable equity securities of $0.2 million, partially offset by sales, calls, maturities and paydowns of available for sale securities of $19.4 million and a decrease in federal funds sold of $0.8 million. The net cash provided by financing activities includes proceeds from Federal Home Loan Bank advances of $16.0 million and increases in deposits of $10.2 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $2.0 million, shares repurchased and cancelled of $0.3 million and dividends paid of $0.5 million.

Federal funds sold decreased approximately $0.8 million, or 44.4%, to $0.9 million at December 31, 2017 from $1.7 million at December 31, 2016.

Securities available for sale decreased $18.5 million, or 41.6%, to $26.0 million at December 31, 2017 from $44.6 million at December 31, 2016. The decrease was primarily due to sales, calls and maturities of $14.5 million and pay-downs of $4.9 million, offset by $1.3 million in purchases. The remaining decreases were attributable to net amortization/accretion of premiums and discounts, changes in unrealized gains/losses, and gains/losses on sales.

Loans, net of the allowance for loan losses, increased $46.4 million, or 28.9%, to $207.0 million at December 31, 2017 from $160.6 million at December 31, 2016. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in gross consumer direct and purchased auto loans of $12.3 million, an increase in gross residential mortgage loans of $20.7 million, an increase in gross non-residential real estate loans of $9.6 million and an increase in gross commercial loans of $4.1 million, offset by an increase in the allowance for loan losses of $0.2 million. The changes above are net of normal pay-downs and principal reductions.

Total deposits increased $10.2 million, or 5.9%, to $182.8 million at December 31, 2017 from $172.5 million at December 31, 2016. The increase is primarily due to an increase in certificates of deposit of $7.4 million, or 9.1%, an increase in savings account balances of $2.0 million, or 8.2%, and an increase in checking balances of $3.0 million, or 8.1%, partially offset by a decrease in money market balances of $2.2 million, or 7.3% from December 31, 2016 to December 31, 2017. The increase in certificates of deposit is primarily due to listing service deposits of $5.2 million, while the remaining increase in certificates of deposit and the increase in savings and checking balances is due to management’s continued efforts to strategically price interest rates to position the Bank for rising interest rates and customers seeking non-term products as they wait for a better rate environment.

FHLB advances increased $14.0 million, to $15.1 million at December 31, 2017 compared to $1.1 million at December 31, 2016, to fund the loan growth experienced during the year ended December 31, 2017.

Stockholders’ equity decreased approximately $35,000, but remained constant at $51.9 million at December 31, 2017 and 2016. The decrease reflects net income of $0.8 million for the year ended December 31, 2017, and an increase in other comprehensive income of $0.1 million related to an increase in the fair value of securities available for sale, partially offset by dividends of $0.5 million paid to shareholders, $0.3 million to re-purchase and cancel outstanding shares of common stock and an approximately $0.2 million net decrease related to allocation of ESOP shares.

Comparison of Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

General. Net income for the year ended December 31, 2017 decreased approximately $0.4 million, or 35.5%, to $0.8 million compared to net income of $1.3 million for the year ended December 31, 2016. The decrease was primarily attributed to an increase in income tax expense of $0.9 million, of which approximately $0.8 million resulted from the re-valuation of the Company’s net deferred tax assets due to the December 22, 2017 enactment of the Tax Cuts and Jobs Act, and an increase in total other expenses of $0.9 million. The increases in expenses were partially offset by increases in net interest income after provision for loan losses of $0.9 million and a $0.5 million increase in total other income.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$8,678	$7,292	$1,386	19.01%
Securities:
Mortgage-backed and related securities	436	546	(110)	(20.15)
State and municipal securities	478	538	(60)	(11.15)
Non-marketable equity securities	12	11	1	9.09
Interest-bearing deposits	30	36	(6)	(16.67)
Total interest and dividend income	9,634	8,423	1,211	14.38
Interest expense:
Deposits	963	820	143	17.44
Borrowings	82	36	46	127.78
Total interest expense	1,045	856	189	22.08
Net interest income	$8,589	$7,567	$1,022	13.51%

Net interest income increased by $1.0 million, or 13.5%, to $8.6 million for the year ended December 31, 2017, from $7.6 million for the year ended December 31, 2016. Interest and dividend income increased $1.2 million, or 14.4%, primarily due to an increase in the average balances of interest-earning assets of $16.4 million. The increase in net interest income was partially offset by an increase in interest expense as the average cost of funds increased 11 basis points to 0.60% for the year ended December 31, 2017. The net interest margin increased 5.2% during the year ended December 31, 2017 to 3.84% from 3.65%.

Provision for Loan Losses. Management recorded a provision for loan losses of $0.6 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in provision expense was primarily due to increases in the loan portfolio, and therefore the need to increase the provision for loan losses. Additionally, net charge-offs were approximately $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. The allowance for loan losses was $2.5 million, or 1.18% of total gross loans at December 31, 2017 compared to $2.2 million, or 1.38% of gross loans at December 31, 2016. General reserves were higher at December 31, 2017, when compared to December 31, 2016, as the balances in all loan categories increased during the twelve months ended December 31, 2017. These increases to the allowance were partially offset by improvements in historical loss levels and changes in qualitative factors during the twelve months ended December 31, 2017, as compared to the same period in 2016. Additionally, specific reserves as of December 31, 2017 were lower than they were as of December 31, 2016, due to several credits being resolved during 2017 that had reserves as of December 31, 2016. Management’s assessment of risk in the portfolio is reflected in the qualitative factors, as discussed on pages 11 and 12. Based on a review of the loans that were in the loan portfolio at December 31, 2017, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$98	$8	$90	1,125.00%
Gain on sale of loans, net	697	509	188	36.94
Gain on sale of foreclosed real estate	45	188	(143)	(76.06)
Gain on sale of repossessed assets	17	11	6	54.55
Loan origination and servicing income	634	364	270	74.18
Origination of mortgage servicing rights, net of amortization	72	66	6	9.09
Customer service fees	482	442	40	9.05
Increase in cash surrender value of life insurance	48	50	(2)	(4.00)
Other	116	110	6	5.45
Total other income	$2,209	$1,748	$461	26.37%

The increase in total other income was primarily due to higher revenues related to mortgage banking activity, as gain on sale of loans, loan origination and servicing income increased, an increase in the gain on sale of securities, offset by a decrease in gains on sales of foreclosed real estate. The higher revenues related to mortgage banking activity was a result of increases in originations and sales during 2017 as compared to 2016. The increase in the gains on sale of securities was due to an increase in the amount of securities sold during 2017 as compared to 2016. The decrease in the gain on sale of foreclosed real estate is primarily due to the sale of fewer properties during 2017 as compared to 2016.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$4,304	$3,681	$623	16.92%
Directors fees	163	163	-	-
Occupancy	644	637	7	1.10
Deposit insurance premium	57	113	(56)	(49.56)
Legal and professional services	361	309	52	16.83
Data processing	594	530	64	12.08
Loss on sale of securities	127	3	124	4,133.33
Loan expense	593	447	146	32.66
Valuation adjustments and expenses on foreclosed real estate	12	105	(93)	(88.57)
Loss on sale of foreclosed real estate	-	5	(5)	(100.00)
Loss on sale of repossessed assets	2	5	(3)	(60.00)
Loss on consumer loans	-	-	-	-
Other	1,048	1,014	34	3.35
Total other expenses	$7,905	$7,012	$893	12.74%

Efficiency ratio (1)	73.21%	75.27%
(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to higher salaries and employee benefits as additional mortgage loan originators and staff and a commercial lender were added to support loan growth. Loan expense increased due to the increase in loan originations during 2017 as compared to 2016. The increase in the loss on sale of securities was due to an increase in the amount of securities sold during 2017 as compared to 2016. The efficiency ratio decreased due to increased net interest income and other income for the current period.

Income Taxes. The Company recorded an income tax expense of $1.5 million for the year ended December 31, 2017, compared to $0.6 million for the year ended December 31, 2016. The $0.9 million increase in income tax expense includes approximately $0.8 million from the re-valuation of net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act and approximately $0.1 million resulting from the increase in net income before taxes of approximately $0.5 million.

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

	Year Ended December 31,
	2017			2016			2015
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$37,149	$914	2.46%	$45,934	$1,084	2.36%	$49,672	$1,199	2.41%
Loans receivable, net (2)	183,508	8,678	4.73%	150,525	7,292	4.84%	139,523	6,857	4.91%
Non-marketable equity securities	766	12	1.57%	905	11	1.22%	1,499	8	0.53%
Other investments	2,476	30	1.21%	10,091	36	0.36%	7,312	14	0.19%
Total interest-earning assets	223,899	$9,634	4.30%	207,455	$8,423	4.06%	198,006	$8,078	4.08%
Non-interest-earning assets	18,778			17,198			19,778
TOTAL ASSETS	$242,677			$224,653			$217,784

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$29,961	$74	0.25%	$30,520	$64	0.21%	$29,086	$60	0.21%
Savings accounts	26,229	19	0.07%	28,353	20	0.07%	22,791	16	0.07%
Certificates of Deposit accounts	83,283	854	1.03%	84,589	724	0.86%	92,777	777	0.84%
Checking accounts	29,047	16	0.06%	27,463	12	0.04%	25,116	12	0.05%
Advances and borrowed funds	5,866	82	1.40%	3,225	36	1.12%	2,627	42	1.60%
Total interest-bearing liabilities	174,386	1,045	0.60%	174,150	856	0.49%	172,397	907	0.53%
Non-interest-bearing liabilities	15,736			13,695			15,263
TOTAL LIABILITIES	190,122			187,845			187,660
EQUITY	52,555			36,808			30,124
TOTAL LIABILITIES AND EQUITY	$242,677			$224,653			$217,784
NET INTEREST INCOME		$8,589			$7,567			$7,171
NET INTEREST RATE SPREAD (3)			3.70%			3.57%			3.55%
NET INTEREST MARGIN (4)			3.84%			3.65%			3.62%
RATIO OF AVERAGE INTEREST- EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			128.39%			119.12%			114.85%

(1) Includes unamortized discounts and premiums.

(2) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $58,000, $55,000, and $40,000 for 2017, 2016, and 2015, respectively.

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

	Year Ended December 31,
	2017 COMPARED TO 2016			2016 COMPARED TO 2015
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(216)	$46	$(170)	$(88)	$(27)	$(115)
Loans receivable, net	1,560	(174)	1,386	533	(98)	435
Non-marketable equity securities	(2)	3	1	(7)	10	3
Other investments	(92)	86	(6)	10	12	22
Total interest-earning assets	$1,250	$(39)	$1,211	$448	$(103)	$345

Interest expense on
Money Market accounts	$(1)	$11	$10	$3	$1	$4
Passbook savings accounts	(2)	1	(1)	4	-	4
Certificates of Deposit accounts	(13)	143	130	(70)	17	(53)
Checking accounts	1	3	4	1	(1)	-
Borrowed funds	37	9	46	7	(13)	(6)
Total interest-bearing liabilities	22	167	189	(55)	4	(51)
Change in net interest income	$1,228	$(206)	$1,022	$503	$(107)	$396

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

	Year Ended December 31, 2017
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$54,397	$(8,504)	-13.52%	22.63%	(163)
+200	58,103	(4,798)	-7.63%	23.48%	(78)
+100	61,086	(1,815)	-2.89%	24.07%	(19)
0	62,901	-	-	24.26%	-
-100	63,917	1,016	1.62%	24.18%	(8)

	Year Ended December 31, 2016
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$44,913	$(4,677)	-9.43%	21.48%	16
+200	46,789	(2,801)	-5.65%	21.59%	27
+100	48,573	(1,017)	-2.05%	21.63%	31
0	49,590	-	-	21.32%	-
-100	48,533	(1,057)	-2.13%	20.31%	(101)

The table above indicates that at December 31, 2017, in the event of a 100-basis point increase in interest rates, we would experience a decrease of approximately 2.9% in net portfolio value. In the event of a 200-basis point increase in interest rates, we would experience a decrease of approximately 7.6% in net portfolio value. For a 300-basis point increase in interest rates, we would experience a decreased value of approximately 13.5% in net portfolio value. In the event of a 100-basis point decrease in interest rates, we would experience an increase of approximately 1.6% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 3.11% for the year ended December 31, 2017 compared to 6.80% for the year ended December 31, 2016. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

We maintain a liquidity ratio policy that establishes a target range of 1% to 5% for the liquidity ratio to assist in the management of this metric. However, during the existing low interest rate environment, we have strategically allowed this metric to at times be above 5% to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2017 and 2016, our loan originations totaled $89.0 million and $56.2 million, respectively. For the years ended December 31, 2017, we purchased loans totaling $19.6 million, compared to the purchase of loans totaling $15.2 million for the year ended December 31, 2016. For the years ended December 31, 2017 and 2016, we received $22.5 million and $18.8 million, respectively, from the sale of loans, resulting in gains of $0.7 million and $0.5 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $19.4 million and $8.4 million for the years ended December 31, 2017 and 2016 respectively. We purchased $1.3 million and $7.2 million in securities for the years ended December 31, 2017 and 2016, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased $10.2 million for the year ended December 31, 2017 and decreased $4.1 million for the year ended December 31, 2016. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $60.4 million and $65.3 million from the FHLBC as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, the Bank had $7.9 million and $5.0 million, respectively of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were $15.1 million and $1.1 million, respectively of Federal Home Loan Bank advances at December 31, 2017 and 2016 and no Federal Funds purchased outstanding at December 31, 2017 and 2016.

At December 31, 2017, we had outstanding commitments to originate loans of $3.2 million, unfunded commitments under lines of credit of $16.7 million, unfunded commitments on construction loans of $5.6 million, and no unfunded standby letters of credit. At December 31, 2017, certificates of deposit scheduled to mature in less than one year totaled $40.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2017, the Company had liquid assets of $9.3 million.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has completed its overall assessment of non-interest income and review of related contracts potentially affected by the guidance. The Company’s assessment indicates the adoption of this guidance will not materially change the method in which non-interest income is recognized. In addition, the Company is evaluating the expanded disclosure requirement. The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018.  The adoption of the new financial instruments standard did not have a material impact on the consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective December 31, 2017. The adoption of this standard resulted in a reclassification of stranded tax effects of $25,108 from accumulated other comprehensive income to retained earnings.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 46 of this Annual Report on Form 10-K.

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2018 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be issued upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	of Outstanding Options,	Plans (Excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	30,491	5.08	-
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	30,491	5.08	-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 3—Ratification of Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income; (iv) the Condensed Statements of Stockholders' Equity; (V) The Condensed Consolidated Statements of Cash Flows and (vi) related notes.

* Indicates management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control – Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.

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

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Financial Statements

December 31, 2017

Ottawa Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Ottawa Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ottawa Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2005.

Chicago, Illinois

March 28, 2018

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
Assets
Cash and due from banks	$2,426,924	$3,916,559
Interest bearing deposits	1,328,893	2,030,090
Total cash and cash equivalents	3,755,817	5,946,649
Time deposits	250,000	250,000
Federal funds sold	939,000	1,690,000
Securities available for sale	26,045,675	44,560,680
Non-marketable equity securities	918,387	753,321
Loans, net of allowance for loan losses of $2,472,446 and $2,247,449 at December 31, 2017 and 2016, respectively	207,035,091	160,586,129
Loans held for sale	499,375	305,072
Premises and equipment, net	6,670,088	6,843,906
Accrued interest receivable	794,449	785,484
Foreclosed real estate	84,100	33,000
Deferred tax assets	1,870,490	2,593,786
Cash surrender value of life insurance	2,293,800	2,245,578
Goodwill	649,869	649,869
Core deposit intangible	286,000	359,000
Other assets	3,307,734	2,558,910
Total assets	$255,399,875	$230,161,384
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,562,801	$9,974,536
Interest bearing	171,211,823	162,572,485
Total deposits	182,774,624	172,547,021
Accrued interest payable	661	224
FHLB advances	15,105,287	1,121,153
Other liabilities	4,416,368	3,748,953
Total liabilities	202,296,940	177,417,351
Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	1,202,014	807,629
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 3,451,802 and 3,467,402 shares issued at December 31, 2017 and 2016, respectively	34,518	34,674
Additional paid-in-capital	36,949,508	37,117,311
Retained earnings	17,720,962	17,455,472
Unallocated ESOP shares	(1,754,632)	(1,932,648)
Accumulated other comprehensive income	152,579	69,224
	53,102,935	52,744,033
Less:
Maximum cash obligation related to ESOP shares	(1,202,014)	(807,629)
Total stockholders' equity	51,900,921	51,936,404
Total liabilities and stockholders' equity	$255,399,875	$230,161,384

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2017 and 2016

	2017	2016
Interest and dividend income:
Interest and fees on loans	$8,677,914	$7,291,931
Securities:
Residential mortgage-backed and related securities	435,673	545,450
State and municipal securities	477,921	537,981
Dividends on non-marketable equity securities	12,084	11,453
Interest-bearing deposits	30,322	36,170
Total interest and dividend income	9,633,914	8,422,985
Interest expense:
Deposits	963,242	820,316
Borrowings	81,625	36,127
Total interest expense	1,044,867	856,443
Net interest income	8,589,047	7,566,542
Provision for loan losses	575,000	442,500
Net interest income after provision for loan losses	8,014,047	7,124,042
Other income:
Gain on sale of securities	98,230	8,418
Gain on sale of loans, net	696,754	509,440
Gain on sale of foreclosed real estate	44,773	188,207
Gain on sale of repossessed assets	16,589	10,641
Loan origination and servicing income	633,984	364,142
Origination of mortgage servicing rights, net of amortization	71,978	65,617
Customer service fees	482,525	441,890
Increase in cash surrender value of life insurance	48,222	50,154
Other	115,755	110,012
Total other income	2,208,810	1,748,521
Other expenses:
Salaries and employee benefits	4,303,658	3,681,189
Directors fees	163,200	163,200
Occupancy	644,103	636,809
Deposit insurance premium	57,189	113,151
Legal and professional services	360,721	308,938
Data processing	593,871	529,665
Loss on sale of securities	127,343	3,261
Loan expense	592,531	446,963
Valuation adjustments and expenses on foreclosed real estate	11,937	104,569
Loss on sale of foreclosed real estate	-	4,716
Loss on sale of repossessed assets	1,903	4,876
Other	1,048,628	1,014,334
Total other expenses	7,905,084	7,011,671
Income before income tax expense	2,317,773	1,860,892
Income tax expense	1,503,749	599,794
Net income	$814,024	$1,261,098
Basic earnings per share	$0.25	$0.43
Diluted earnings per share	$0.25	$0.42
Dividends per share	$0.16	$-

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017 and 2016

	2017	2016
Net income	$814,024	$1,261,098
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	70,603	(600,413)
Reclassification adjustment for losses (gains) included in net income	29,113	(5,157)
Other comprehensive income (loss), before tax	99,716	(605,570)
Income tax expense (benefit) related to items of other comprehensive income (loss)	41,469	(236,869)
Other comprehensive income (loss), net of tax	58,247	(368,701)
Comprehensive income	$872,271	$892,397

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017 and 2016

						Accumulated		Maximum
		Additional		Unallocated	Unearned	Other		Cash Obligation
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive	Treasury	Related to
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Stock	ESOP Shares	Total
Balance, December 31, 2015	$30,010	$15,845,341	$16,194,374	$(203,504)	$(3,751)	$437,925	$(1,212,118)	$(376,543)	$30,711,734
Net income	-	-	1,261,098	-	-	-	-	-	1,261,098
Other comprehensive (loss)	-	-	-	-	-	(368,701)	-	-	(368,701)
Allocation 18,779 of ESOP shares	-	17,933	-	178,016	-	-	-	-	195,949
Compensation expense on MRP awards granted	-	-	-	-	3,751	-	-	-	3,751
Compensation expense on RRP options granted	-	5,024	-	-	-	-	-	-	5,024
RRP options exercised	175	127,751	-	-	-	-	-	-	127,926
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(431,086)	(431,086)
Stock offering proceeds, net of offering expenses of $1,627,317	4,489	21,121,262	-	(1,907,160)	-	-	1,212,118	-	20,430,709
Balance, December 31, 2016	34,674	37,117,311	17,455,472	(1,932,648)	-	69,224	-	(807,629)	51,936,404
Net income	-	-	814,024	-	-	-	-	-	814,024
Other comprehensive income	-	-	-	-	-	58,247	-	-	58,247
TCJA, reclassification between accumulated other comprehensive income and retained earnings	-	-	(25,108)	-	-	25,108	-	-	-
Allocation 18,779 of ESOP shares	-	78,833	-	178,016	-	-	-	-	256,849
RRP options exercised	20	7,120	-	-	-	-	-	-	7,140
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(394,385)	(394,385)
Cash dividends paid, $0.16 per share	-	-	(523,426)	-	-	-	-	-	(523,426)
Repurchase 17,600 shares	(176)	(253,756)	-	-	-	-	-	-	(253,932)
Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$-	$(1,202,014)	$51,900,921

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net income	$814,024	$1,261,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	246,658	238,493
Provision for loan losses	575,000	442,500
Provision for deferred income taxes	681,827	368,437
Net amortization of premiums and discounts on securities	470,371	652,687
Loss (gain) on sale of securities, net	29,113	(5,157)
Origination of mortgage loans held for sale	(21,980,249)	(18,591,944)
Proceeds from sale of mortgage loans held for sale	22,482,700	18,796,312
Gain on sale of loans, net	(696,754)	(509,440)
Origination and purchase of mortgage servicing rights, net of amortization	(71,978)	(65,617)
Gain on sale of foreclosed real estate, net	(44,773)	(183,491)
Write down of foreclosed real estate	-	28,551
Gain on sale of repossessed assets, net	(14,686)	(5,765)
ESOP compensation expense	256,849	195,949
MRP compensation expense	-	3,751
Compensation expense on RRP options granted	-	5,024
Amortization of core deposit intangible	73,000	92,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	193,787	115,153
Certificates of deposit	(14,000)	(65,000)
Federal Home Loan Bank Advances	6,945	4,513
Increase in cash surrender value of life insurance	(48,222)	(50,154)
Change in assets and liabilities:
Increase in accrued interest receivable	(8,965)	(9,843)
Increase in other assets	(679,346)	(503,535)
Increase in accrued interest payable and other liabilities	667,852	148,128
Net cash provided by operating activities	2,939,153	2,362,650
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,308,450)	(7,198,060)
Sales, calls, maturities and paydowns	19,423,687	8,369,187
(Purchase) sale of non-marketable equity securities	(165,066)	604,800
Net increase in loans	(47,572,782)	(21,199,271)
Net decrease (increase) in federal funds sold	751,000	(86,000)
Proceeds from sale of foreclosed real estate	292,106	490,062
Proceeds from sale of repossessed assets	73,786	78,643
Purchase of premises and equipment	(72,840)	(24,352)
Net cash used in investing activities	(28,578,559)	(18,964,991)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	10,241,603	(4,122,887)
Proceeds from Federal Home Loan Bank advances	16,000,000	10,000,000
Principal reduction of Federal Home Loan Bank advances	(2,022,811)	(11,022,477)
Proceeds from stock offering including shares purchased by ESOP, net of expenses	-	22,337,869
Proceeds from stock options exercised	7,140	127,926
Loan to ESOP to purchase Company stock in stock offering	-	(1,907,160)
Shares repurchased and cancelled	(253,932)	-
Dividends paid	(523,426)	-
Net cash provided by financing activities	23,448,574	15,413,271
Net decrease in cash and cash equivalents	(2,190,832)	(1,189,070)
Cash and cash equivalents:
Beginning of period	5,946,649	7,135,719
End of period	$3,755,817	$5,946,649

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2017 and 2016

	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$962,805	$820,486
Interest paid on borrowings	81,625	36,127
Income taxes paid, net of refunds received	836,395	-
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	302,356	235,190
Other assets acquired in settlement of loans	56,600	58,500
Sale of foreclosed real estate through loan origination	3,923	128,000
Increase in ESOP put option liability	394,385	431,086

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

The following portfolio segments and classes of loan receivables have been identified by the Company:

•	Commercial
•	Non-residential real estate
•	One-to-four family residential
•	Multi-family residential
•	Consumer direct
•	Purchased auto

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

For commercial and non-residential real estate loans, the allowance for loan losses consists of specific and general components. For loans that are considered impaired as defined above, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The Company hires an independent firm to perform a loan review every 18-24 months to validate the risk ratings on selected commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies (Continued)

Generally, the Company’s one-to-four family real estate loans conform to the underwriting standards of Freddie Mac and Fannie Mae which would allow the Company the ability to resell the loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one, three or five-year increments and retains those in its portfolio. The board approved lending policy establishes minimum appraisal and credit underwriting guidelines, The Company also participates with the USDA Rural Development Company to offer loans to qualifying borrowers. USDA guaranteed loans are granted up to 100% of the appraised value and the USDA guarantees up to 90% of the loan. These loans typically require no down payment, but are subject to maximum income limitations.

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

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The Company’s servicing of assets is recorded in other assets.

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

The carrying value of foreclosed residential real estate property as of December 31, 2017 and 2016, was $84,100 and $33,000, respectively. There were two residential real estate loans in the process of foreclosure as of December 31, 2017, totaling approximately $23,000 and three residential real estate loans in the process of foreclosure as of December 31, 2016, totaling approximately $269,000.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2014 and the years prior.

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

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. On December 31, 2014, the Company completed a merger, which resulted in the recognition of goodwill of approximately $650,000. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2017, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

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

Estimated future amortization expense on core deposit intangible is shown in the table below:

Year Ending December 31,	Amount

2018	$58,000
2019	46,000
2020	38,000
2021	38,000
2022	38,000
Thereafter	68,000
$286,000

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies (Continued)

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. See Note 11 for additional information on the MRP and Recognition and Retention Plan (“RRP”) plans.

	Years ended December 31,
	2017	2016
Net income available to common stockholders	$814,024	$1,261,098
Basic potential common shares:
Weighted average shares outstanding	3,467,208	3,019,749
Weighted average unallocated ESOP shares	(187,545)	(59,149)
Weighted average unvested MRP shares	-	(938)
Basic weighted average shares outstanding	3,279,663	2,959,662
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	1,099
Weighted average RRP options outstanding	16,200	14,952
Dilutive weighted average shares outstanding	3,295,863	2,975,713
Basic earnings per share	$0.25	$0.43
Diluted earnings per share	$0.25	$0.42

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has completed its overall assessment of non-interest income and review of related contracts potentially affected by the guidance. The Company’s assessment indicates the adoption of this guidance will not materially change the method in which non-interest income is recognized. In addition, the Company is evaluating the expanded disclosure requirement. The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018.  The adoption of the new financial instruments standard did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective December 31, 2017. The adoption of this standard resulted in a reclassification of stranded tax effects of $25,108 from accumulated other comprehensive income to retained earnings.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.

Note 2.   Restrictions on Cash and Amounts Due from Banks

At December 31, 2017 and December 31, 2016, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.   Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Available for Sale
State and municipal securities	$13,756,573	$221,320	$7,460	$13,970,433
Residential mortgage-backed securities	12,075,689	121,840	122,287	12,075,242
	$25,832,262	$343,160	$129,747	$26,045,675

December 31, 2016:
Available for Sale
State and municipal securities	$18,019,050	$200,924	$63,836	$18,156,138
Residential mortgage-backed securities	26,427,933	242,541	265,932	26,404,542
	$44,446,983	$443,465	$329,768	$44,560,680

At December 31, 2017 and December 31, 2016, there were no pledged securities.

The amortized cost and fair value at December 31, 2017, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$55,000	$55,004
Due after three months through one year	714,379	716,817
Due after one year through five years	4,430,045	4,477,805
Due after five years through ten years	4,212,871	4,312,268
Due after ten years	4,344,278	4,408,539
Residential mortgage-backed securities	12,075,689	12,075,242
	$25,832,262	$26,045,675

There were proceeds of $13.7 million from the sale of securities for the twelve months ended December 31, 2017 and proceeds of $1.2 million from the sale of securities for the twelve months ended December 31, 2016 resulting in gross realized gains of $98,230 and $8,418, respectively and gross realized losses of $127,343 and $3,261, respectively, for net realized (losses) gains of ($29,113) and $5,157, respectively. The tax (benefit) provision applicable to the realized (losses) gains amounted to ($11,115) and $2,002, respectively for the years ended December 31, 2017 and 2016.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.   Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Securities Available for Sale
State and municipal securities	$1,435,888	$7,460	$-	$-	$1,435,888	$7,460
Residential mortgage-backed securities	2,035,206	12,564	6,209,019	109,723	8,244,225	122,287
	$3,471,094	$20,024	$6,209,019	$109,723	$9,680,113	$129,747

December 31, 2016
Securities Available for Sale
State and municipal securities	$4,734,681	$63,836	$-	$-	$4,734,681	$63,836
Residential mortgage-backed securities	13,364,755	187,191	4,422,865	78,741	17,787,620	265,932
	$18,099,436	$251,027	$4,422,865	$78,741	$22,522,301	$329,768

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

At December 31, 2017, 28 securities had unrealized losses with aggregate depreciation of 1.32% from their amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2017.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$124,118,335	$103,871,686
Multi-family residential loans	5,664,524	5,182,611
Total mortgage loans	129,782,859	109,054,297

Other loans:
Non-residential real estate loans	32,133,094	22,560,167
Commercial loans	20,759,262	16,645,226
Consumer direct	6,281,712	2,859,703
Purchased auto	20,550,610	11,714,185
Total other loans	79,724,678	53,779,281
Gross loans	209,507,537	162,833,578
Less: Allowance for loan losses	(2,472,446)	(2,247,449)
Loans, net	$207,035,091	$160,586,129

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated:

	December 31,	December 31,
	2017	2016
Mortgage loans:
One-to-four family residential loans	$14,811,329	$18,062,672
Multi-family residential loans	265,625	272,378
Total mortgage loans	15,076,954	18,335,050

Other loans:
Non-residential real estate loans	2,120,630	2,352,952
Commercial loans	571,538	779,595
Consumer direct	59,353	196,340
Total other loans	2,751,521	3,328,887
Gross loans	17,828,475	21,663,937
Less: Allowance for loan losses	(135,000)	(100,000)
Loans, net	$17,693,475	$21,563,937

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the years ended December 31, 2017 and 2016:

	2017	2016
Balance, beginning of year	$461,334	$575,605
Payment activity	(491,552)	(171,195)
Charge-offs	-	-
Transfer to foreclosed real estate	-	(44,417)
Accretion into interest income	174,746	101,341
	$144,528	$461,334

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $468,000 and $1,108,000 as of December 31, 2017, and December 31, 2016, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the years ended December 31, 2017 and 2016:

	2017	2016
Balance, beginning of year	$82,869	$175,342
Net reclassification from non-accretable yield	101,469	8,868
Accretion into interest income	(174,746)	(101,341)
Disposals	-	-
	$9,592	$82,869

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2017	2016
Purchased auto loans	$14,141,053	$10,356,577

Net (charge-offs), segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2017	2016
One-to-four family	$(248,374)	$(172,625)
Multi-family	16,119	15,887
Non-residential	(53,686)	(170,661)
Consumer direct	(376)	7,432
Purchased auto	(63,686)	(99,090)
Net (charge-offs)/recoveries	$(350,003)	$(419,057)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment as of or for the years ended December 31, 2017 and 2016:

December 31, 2017	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	298,839	(87,630)	57,453	56,773	61,392	188,173	575,000
Loans charged off	(259,356)	-	(61,686)	-	(8,633)	(85,442)	(415,117)
Recoveries of loans previously charged off	10,982	16,119	8,000	-	8,257	21,756	65,114
Balance at end of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446

Period-end amount allocated to:
Loans individually evaluated for impairment	$78,820	$-	$110,055	$-	$-	$493	$189,368
Loans acquired with deteriorated credit quality	40,408		-	-	-	-	40,408
Loans collectively evaluated for impairment	1,358,191	21,970	261,038	153,596	140,269	307,606	2,242,670
Balance at end of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446

December 31, 2016	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	(128,003)	(64,643)	339,647	45,517	34,634	215,348	442,500
Loans charged off	(233,264)	-	(170,661)	-	-	(109,514)	(513,439)
Recoveries of loans previously charged off	60,639	15,887	-	-	7,432	10,424	94,382
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

Period-end amount allocated to:
Loans individually evaluated for impairment	$208,186	$-	$185,172	$-	$-	$12,282	$405,640
Loans acquired with deteriorated credit quality	34,401	-	-	-	-	-	34,401
Loans collectively evaluated for impairment	1,184,367	93,481	182,154	96,823	79,253	171,330	1,807,408
Balance at end of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016:

December 31, 2017	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$986,321	$-	$355,203	$10,454	$-	$985	$1,352,963
Loans acquired with deteriorated credit quality	144,528	-	-	-	-	-	144,528
Loans collectively evaluated for impairment	122,987,486	5,664,524	31,777,891	20,748,808	6,281,712	20,549,625	208,010,046
Ending Balance	$124,118,335	$5,664,524	$32,133,094	$20,759,262	$6,281,712	$20,550,610	$209,507,537

December 31, 2016	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,142,851	$-	$2,264,763	$-	$-	$24,564	$4,432,178
Loans acquired with deteriorated credit quality	461,334	-	-	-	-	-	461,334
Loans collectively evaluated for impairment	101,267,501	5,182,611	20,295,404	16,645,226	2,859,703	11,689,621	157,940,066
Ending Balance	$103,871,686	$5,182,611	$22,560,167	$16,645,226	$2,859,703	$11,714,185	$162,833,578

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

The following table presents loans individually evaluated for impairment, including loans acquired with deteriorated credit quality, by class of loans, at December 31, 2017 and 2016:

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,130,849	$746,579	$384,270	$1,130,849	$119,228	$1,795,888
Multi-family	-	-	-	-	-	-
Non-residential	355,203	-	355,203	355,203	110,055	749,271
Commercial	10,454	10,454	-	10,454	-	5,341
Consumer direct	-	-	-	-	-	-
Purchased auto	985	-	985	985	493	11,205
	$1,497,491	$757,033	$740,458	$1,497,491	$229,776	$2,561,705

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,688,197	$1,428,073	$1,176,112	$2,604,185	$242,587	$2,634,763
Multi-family	-	-	-	-	-	-
Non-residential	2,435,424	-	2,264,763	2,264,763	185,172	2,030,894
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	24,564	-	24,564	24,564	12,282	9,261
	$5,148,185	$1,428,073	$3,465,439	$4,893,512	$440,041	$4,674,918

The Company recognized approximately $10,000 and $5,000 in cash basis interest income on impaired loans for the years ended December 31, 2017 and 2016, respectively.

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

Impaired loans at December 31, 2017 included $0.5 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.4 million at December 31, 2016. The amount of TDR loans included in impaired loans decreased approximately $1.9 million as a result of pay-offs on three TDRs totaling $1.7 million and a loan write-down and move to OREO totaling $0.2 million. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

There were no loan modifications during the year ended December 31, 2017 that were classified as troubled debt restructurings. There were two one-to-four family loans with a recorded investment of $79,200 classified as TDRs during the year ended December 31, 2016 as a result of loan restructures that included principal charge-offs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2017 and 2016:

December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,213,662	$-
Multi-family	-	-
Non-residential	355,203	-
Commercial	10,454	-
Consumer direct	-	-
Purchased auto	985	-
	$1,580,304	$-

December 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,693,055	$-
Multi-family	-	-
Non-residential	2,264,763	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	24,564	-
	$4,982,382	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2017 and 2016:

December 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$860,502	$985,661	$99,601	$1,945,764	$122,172,571	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	478,930	394,634	-	873,564	31,259,530	32,133,094
Commercial	-	10,454	-	10,454	20,748,808	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	30,352	-	985	31,337	20,519,273	20,550,610
	$1,369,784	$1,390,749	$100,586	$2,861,119	$206,646,418	$209,507,537

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Credit Losses (Continued)

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,879,438	$22,562	$1,089,635	$2,991,635	$100,880,051	$103,871,686
Multi-family	-	-	-	-	5,182,611	5,182,611
Non-residential	118,132	-	680,802	798,934	21,761,233	22,560,167
Commercial	-	-	-	-	16,645,226	16,645,226
Consumer direct	1,105	-	-	1,105	2,858,598	2,859,703
Purchased auto	4,364	-	24,564	28,928	11,685,257	11,714,185
	$2,003,039	$22,562	$1,795,001	$3,820,602	$159,012,976	$162,833,578

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

As of December 31, 2017 and 2016, the risk category of loans by class is as follows:

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$529,738	$1,130,849	$-	$122,457,748
Multi-family	-	-	-	-	5,664,524
Non-residential	31,531,886	246,005	355,203	-	-
Commercial	20,748,808	-	10,454	-	-
Consumer direct	-	-	-	-	6,281,712
Purchased auto	-	-	985	-	20,549,625
Total	$52,280,694	$775,743	$1,497,491	$-	$154,953,609

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$562,215	$2,604,185	$-	$100,705,286
Multi-family	-	127,987	-	-	5,054,624
Non-residential	20,102,176	193,228	2,264,763	-	-
Commercial	16,645,226	-	-	-	-
Consumer direct	-	-	-	-	2,859,703
Purchased auto	-	-	24,564	-	11,689,621
Total	$36,747,402	$883,430	$4,893,512	$-	$120,309,234

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability. Loans to directors, principal officers, and their immediate families at December 31, 2017 and 2016 were $82,016 and $83,604, respectively.

Note 5.   Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $68,160,536 and $57,029,228 at December 31, 2017 and 2016, respectively. The carrying value of mortgage servicing rights associated with loans serviced for others included in other assets on the consolidated balance sheets, as of December 31, 2017 and 2016, was $423,522 and $351,544, respectively.

Note 6.   Accrued Interest Receivable

Accrued interest receivable at December 31, 2017 and 2016, are summarized as follows:

	2017	2016
State and municipal securities	$120,760	$183,453
Residential mortgage-backed securities	40,099	85,481
Loans	633,590	516,550
	$794,449	$785,484

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 7.   Premises and Equipment

Premises and equipment at December 31, 2017 and 2016, are summarized as follows:

	2017	2016
Cost:
Land	$2,190,649	$2,190,649
Buildings	7,300,466	7,242,297
Furniture and equipment	1,450,390	1,435,719
	10,941,505	10,868,665
Less: Accumulated depreciation	4,271,417	4,024,759
	$6,670,088	$6,843,906

Note 8.   Deposits

Deposits at December 31, 2017 and 2016, are summarized as follows:

	2017		2016
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$11,562,801	6.32%	$9,974,536	5.78%

Interest bearing checking	29,081,404	15.91%	27,633,885	16.02%
Money market	27,560,108	15.08%	29,718,761	17.22%
Savings	25,965,589	14.21%	23,988,758	13.90%
Certificates of deposit	88,604,722	48.48%	81,231,081	47.08%
Interest bearing	171,211,823	93.68%	162,572,485	94.22%
Total	$182,774,624	100.00%	$172,547,021	100.00%

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2017	2016
Money market	$74,101	$64,011
Savings	18,585	20,141
Certificates of deposit	854,250	723,865
Interest bearing checking	16,306	12,299
	$963,242	$820,316

Deposits from directors, principal officers, and their immediate families at December 31, 2017 and 2016 were $3,137,871 and $2,930,693, respectively.

The aggregate amount of public deposits at December 31, 2017 and 2016 were $6,729,036 and $3,696,375, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $39,225,000 and $32,438,000 at December 31, 2017 and 2016, respectively. Of these certificates of deposit, there was approximately $7,009,000 and $6,663,000 at December 31, 2017 and 2016, respectively with minimum denominations of $250,000.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8.   Deposits (Continued)

At December 31, 2017, scheduled maturities of certificates of deposit are as follows:

2018	$40,838,216
2019	27,874,405
2020	4,645,828
2021	5,240,366
2022	10,005,907
$88,604,722

    The Company held brokered deposits of approximately $5.2 million and $138,000, respectively at December 31, 2017 and 2016. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $487 and $240 were recognized for the years ended December 31, 2017 and 2016, respectively.

Note 9.   Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the FHLBC and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2017, we had the ability to borrow $60.4 million from the FHLBC. In addition, as of December 31, 2017, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were Federal Home Loan Bank advances outstanding of approximately $15.1 million and $1.1 million, respectively at December 31, 2017 and 2016. There were no Federal Funds purchased outstanding at December 31, 2017 or 2016.

A summary of outstanding advances is as follows:

	December 31,
	2017	2016
Open lines of credit at 1.46%	$4,000,000	$-
Matures 02/15/2018 at 1.27%, fixed	1,000,000	-
Matures 03/30/2018 at 1.72%, fixed	499,357	496,784
Matures 05/15/2018 at 1.34%, fixed	2,000,000	-
Matures 08/30/2018 at 1.56%, fixed	3,000,000	-
Matures 09/25/2018 at 1.46%, fixed	2,000,000	-
Matures 04/01/2019 at 2.00%, fixed	497,089	494,906
Matures 12/16/2019 at 2.08%, fixed	2,000,000	-
Matures 10/03/2022 at 1.48%, fixed	108,841	129,463
	$15,105,287	$1,121,153

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2017, 18,779 shares, with an average fair value of $13.68 per share were committed to be released, resulting in ESOP compensation expense of $256,849, as compared to 18,779 shares, with an average fair value of $10.86 per share were committed to be released, resulting in ESOP compensation expense of $195,949 for 2016.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2017 and 2016, respectively, 83,242 shares at a fair value of $14.44, and 63,443 shares at a fair value of $12.73, have been classified as mezzanine capital.

	December 31,
	2017	2016
Shares allocated	104,272	85,493
Shares withdrawn from the plan	(21,030)	(22,050)
Unallocated shares	177,418	196,197
Total ESOP shares	260,660	259,640
Fair value of unallocated shares	$2,561,916	$2,497,588

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 4.5 percent ratably over the remaining years to the date when each executive is first eligible for benefits.  The recorded SERP liability included in other liabilities on the consolidated balance sheets was $580,896 and $501,852 for the years ended December 31, 2017 and 2016, respectively. The SERP compensation charged to expense totaled $97,082 and $86,365 for the years ended December 31, 2017 and 2016, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a six-year period. Employer contribution expense was $173,916 and $146,920 for the years ended December 31, 2017 and 2016, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2017 and 2016 were $86,472 and $85,882, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,519,993 and $1,361,190 at December 31, 2017 and 2016, respectively.

Director retirement plan

The Bank has, as a result of the Twin Oaks merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees. Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger, with ten years of payments guaranteed. Four of the former members are retired and collecting benefit payments. Two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire. As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $296,903 and $315,503 as of December 31, 2017 and 2016, respectively. This is an unfunded plan.

Director retirement plan valuation

	December 31,
	2017	2016
Number of participants:
Retirees	4	4
Active directors - not yet eligible	2	2
Total	6	6

Obligations and funded status:

	Years ended December 31,
	2017	2016
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$318	$335
Service cost	-	-
Interest cost	10	11
Actuarial loss	14	3
Benefits paid	(31)	(31)
Assumed liability	-	-
Benefit obligation at end of year	311	318

Change in plan assets
Employer contributions	31	31
Benefits paid	(31)	(31)
Fair value of plan assets at year end	-	-

Funded status	(311)	(318)
Actuarial loss	14	3
Net amount recognized	$(297)	$(315)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2017	2016
Accumulated post-retirement benefit obligation:
Active participants	$(116,478)	$(113,270)
Retired participants including beneficiaries	(194,805)	(205,196)
Total	(311,283)	(318,466)
Plan assets at fair value	-	-
Funded status	(311,283)	(318,466)
Actuarial loss	14,380	2,963
(Accrued) cost included in other liabilities	$(296,903)	$(315,503)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2017	2016
Service cost	$-	$-
Interest cost	10,116	11,346
Amortization net gain	14,380	2,963
Net cost (benefit)	$24,496	$14,309

 Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2017	2016
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	-
Active employees - not yet eligible	3	3
Total	6	6

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Years ended December 31,
	2017	2016
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$287	$277
Service cost	6	7
Interest cost	9	11
Actuarial loss (gain)	(6)	(5)
Plan amendments	-	-
Benefits paid	(8)	(8)
Retiree contributions	5	5
Benefit obligation at end of year	293	287

Change in plan assets
Employer contributions	4	3
Retiree contributions	5	5
Benefits paid	(9)	(8)
Fair value of plan assets at year end	-	-

Funded status	(293)	(287)
Actuarial loss (gain)	(119)	(125)
Net amount recognized	$(412)	$(412)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2017	2016
Accumulated post-retirement benefit obligation:
Retirees	$(82,675)	$(78,426)
Active employees - fully eligible	-	-
Active employees - not yet eligible	(210,774)	(208,265)
Total	(293,449)	(286,691)
Plan assets at fair value	-	-
Funded status	(293,449)	(286,691)
Actuarial (gain)	(118,270)	(125,028)
(Accrued) cost included in other liabilities	$(411,719)	$(411,719)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2017	2016
Service cost	$6,319	$6,537
Interest cost	8,993	11,363
Amortization net gain	(30,083)	(20,070)
Net cost (benefit)	$(14,771)	$(2,170)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.    Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. Granted shares vest in equal installments over a five-year period, with ownership of the shares transferring to the recipient upon vesting. There were no shares not yet vested at December 31, 2017 and 2016.

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

The Company recognized compensation expense of approximately $0 and $3,800 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, all shares had vested, therefore there was no compensation cost related to non-vested shares not yet recognized.

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

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2017 and 2016.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.                 Stock Compensation (Continued)

A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2017	Shares	Price	Term (years)	Value
Outstanding at beginning of year	32,491	$4.98	3.98	$251,702
Forfeited	-	-	-	-
Granted	-	-
Exercised	(2,000)	3.57	-	$20,280
Outstanding at end of year	30,491	$5.08	2.92	$285,522

Exercisable at year end	30,491	$5.08	2.92	$285,522

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2016	Shares	Price	Term (years)	Value
Outstanding at beginning of year	92,667	$10.46	2.10	$-
Conversion for stock offering *	14,448	7.36	2.37
Forfeited	(17,443)	12.35	0.89	-
Granted	-	-
Exercised	(57,181)	10.36	-	$135,519
Outstanding at end of year	32,491	$4.98	3.98	$251,702

Exercisable at year end	32,491	$4.98	3.98	$251,702

At December 31, 2017, all shares had vested, therefore there was no future compensation cost related to non-vested shares not yet recognized. The Company recognized compensation expense of approximately $0 and $5,000 for the years ended December 31, 2017 and 2016, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12.  Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2017	2016
Federal:
Current	$588,767	$87,588
Deferred	819,734	366,026
	1,408,501	453,614
State:
Current	208,047	143,769
Deferred	(112,799)	2,411
	95,248	146,180
	$1,503,749	$599,794

The Company’s income tax differed from the maximum statutory federal rate of 35% for the periods ended as follows:

	Years Ended December 31,
	2017	2016

Expected income taxes	$811,571	$651,312
Income tax effect of:
State taxes, net of federal tax benefit	61,911	95,017
Tax exempt interest	(157,882)	(178,803)
Income taxed at lower rates	(23,188)	(18,609)
Revaluation of deferred taxes, Tax Cuts and Jobs Act of 2017	809,403	-
Other	1,934	50,877
	$1,503,749	$599,794

During the fourth quarter of 2017 the Company revalued its net deferred tax assets which resulted in a charge of approximately $0.8 million to income tax expense. This income tax adjustment resulted primarily from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the “TCJA”), which lowered the corporate tax rate from 34 percent to 21 percent. Prior to the enactment of TCJA, the Company’s net deferred tax assets were valued based upon the projection of a 34 percent federal future tax benefit.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12.   Income Taxes (Continued)

  The components of the net deferred tax asset are as follows:

	December 31,
	2017	2016
Deferred tax assets
Employee benefit plans	$818,437	$1,033,250
Allowance for loan losses	704,647	885,495
Net operating loss carryforwards	181,212	371,570
MRP and RRP compensation	132,252	182,856
Loans	84,268	191,434
Purchase accounting - acquisition expenses	90,076	133,904
Other	43,844	46,944
	2,054,736	2,845,453
Deferred tax liabilities
Unrealized gain on securities available for sale	(60,834)	(44,473)
Prepaid expenses	(23,973)	(38,349)
Origination of mortgage servicing rights	(17,916)	(28,423)
Core deposit intangible	(81,523)	(140,422)
	(184,246)	(251,667)
Net deferred tax asset	$1,870,490	$2,593,786

Stockholders’ equity at December 31, 2017 and 2016 includes approximately $2,268,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $646,000 and $887,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had federal net operating loss carry forwards of approximately $0.9 million. At December 31, 2016, the Company had net operating loss carry forwards of approximately $1.2 million, comprised of approximately $1.1 million of federal and approximately $0.1 million of Illinois. Per Internal Revenue Code Section 382 limitations, our use of the acquired federal net operating loss carry forward of approximately $0.9 million at December 31, 2017 is limited to approximately $0.2 million per year until fully realized. The federal net operating loss carry forwards will begin to expire in 2033.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no further valuation allowance is required as of December 31, 2017, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13.   Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%. Management believes as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2017, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016, are presented below:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adequacy With		Prompt Corrective
	Actual		Purposes:		Capital Buffer:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:
Total Risk-Based Capital (to risk-weighted assets)	$43,160	22.524%	$15,329	8.000%	$17,724	9.250%	$19,162	10.000%
Tier I Capital (to risk-weighted assets)	$40,764	21.274%	$11,497	6.000%	$13,892	7.250%	$15,329	8.000%
Common Equity Tier I (to risk-weighted assets)	$40,764	21.274%	$8,623	4.500%	$11,018	5.750%	$12,455	6.500%
Tier I Leverage (to adjusted total assets)	$40,764	16.208%	$10,060	4.000%	$10,060	4.000%	$12,575	5.000%
December 31, 2016:
Total Risk-Based Capital (to risk-weighted assets)	$41,430	26.760%	$12,384	8.000%	$13,352	8.625%	$15,481	10.000%
Tier I Capital (to risk-weighted assets)	$39,489	25.510%	$9,288	6.000%	$10,256	6.625%	$12,384	8.000%
Common Equity Tier I (to risk-weighted assets)	$39,489	25.510%	$6,966	4.500%	$7,934	5.125%	$10,062	6.500%
Tier I Leverage (to adjusted total assets)	$39,489	16.840%	$9,379	4.000%	$9,379	4.000%	$11,723	5.000%

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

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

				Range of rates
	Variable rate	Fixed rate	Total	on fixed rate commitments
As of December 31, 2017:
Commitments to originate loans	$576,200	$2,620,320	$3,196,520	4.13%	-	5.00%
Unfunded commitments on construction loans	-	5,573,760	5,573,760	1.88%	-	6.00%
Unfunded commitments under lines of credit	16,667,928	-	16,667,928		-
	17,244,128	8,194,080	25,438,208
Standby letters of credit	-	-	-
	$17,244,128	$8,194,080	$25,438,208
As of December 31, 2016:
Commitments to originate loans	$1,582,150	$2,135,460	$3,717,610	3.50%	-	4.75%
Unfunded commitments on construction loans	-	3,011,307	3,011,307	1.88%	-	4.38%
Unfunded commitments under lines of credit	11,310,327	-	11,310,327		-
	12,892,477	5,146,767	18,039,244
Standby letters of credit	-	-	-
	$12,892,477	$5,146,767	$18,039,244

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the approximately $16.7 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2017 or 2016.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2017 and 2016.

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,970,433	$-	$13,970,433
Residential mortgage-backed securities available for sale	-	12,075,242	-	12,075,242
	$-	$26,045,675	$-	$26,045,675

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,156,138	$-	$18,156,138
Residential mortgage-backed securities available for sale	-	26,404,542	-	26,404,542
	$-	$44,560,680	$-	$44,560,680

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016.

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$84,100	$84,100
Impaired loans, net	-	-	510,682	510,682

				Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$35,500	$35,500
Impaired loans, net	-	-	3,025,398	3,025,398

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15.   Fair Values Measurements (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

December 31, 2017
Foreclosed assets	$84,100	Appraisal of collateral	Appraisal adjustments		-42%
Impaired loans, net	$415,567	Appraisal of collateral	Appraisal adjustments	-50	to	-61.5%
Impaired loans, net	$95,115	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2016
Foreclosed assets	$35,500	Appraisal of collateral	Appraisal adjustments	-23%	to	-50%
Impaired loans, net	$2,856,621	Appraisal of collateral	Appraisal adjustments	-14.5	to	-86.5%
Impaired loans, net	$168,777	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2017 and 2016, the fair values of the commitments are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,755,817	$3,755,817	$-	$-	$3,755,817
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	939,000	939,000	-	-	939,000
Securities	26,964,062	-	26,045,675	918,387	26,964,062
Accrued interest receivable	794,449	794,449	-	-	794,449
Net loans	207,035,091	-	-	208,823,729	208,823,729
Loans held for sale	499,375	-	499,375	-	499,375
Mortgage servicing rights	423,522	-	-	423,522	423,522
Financial Liabilities:
Non-interest bearing deposits	11,562,801	11,562,801	-	-	11,562,801
Interest bearing deposits	171,211,823	-	-	171,915,595	171,915,595
Accrued interest payable	661	661	-	-	661
FHLB advances	15,105,287	-	15,080,025	-	15,080,025

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16.   Fair Values of Financial Instruments (continued)

	Carrying	December 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,946,649	$5,946,649	$-	$-	$5,946,649
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,690,000	1,690,000	-	-	1,690,000
Securities	45,314,001	-	44,560,680	753,321	45,314,001
Accrued interest receivable	785,484	785,484	-	-	785,484
Net loans	160,586,129	-	-	161,967,000	161,967,000
Loans held for sale	305,072	-	305,072	-	305,072
Mortgage servicing rights	351,544	-	-	351,544	351,544
Financial Liabilities:
Non-interest bearing deposits	9,974,536	9,974,536	-	-	9,974,536
Interest bearing deposits	162,572,485	-	-	155,963,464	155,963,464
Accrued interest payable	224	224	-	-	224
FHLB advances	1,121,153	-	1,151,000	-	1,151,000

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17.   Condensed Parent Only Financial Statements

	December 31,
	2017	2016
Balance sheets
Assets:
Interest bearing deposits	$9,265,423	$9,930,224
Equity in net assets of Ottawa Savings Bank	42,020,902	40,847,022
ESOP note receivable	1,802,592	1,966,787
Other assets	14,018	-
Total assets	$53,102,935	$52,744,033
Liabilities and stockholders' equity:
Redeemable common stock in ESOP plan	$1,202,014	$807,629
Stockholders' Equity	51,900,921	51,936,404
Total liabilities and stockholders' equity	$53,102,935	$52,744,033

	Years Ended December 31,
	2017	2016
Statements of operations
Equity in net income of subsidiary	$858,784	$1,316,346
Interest income	74,504	31,537
Operating income	933,288	1,347,883
Other expenses	137,257	86,785
Income before income tax benefit	796,031	1,261,098
Income tax (benefit)	(17,993)	-
Net income	$814,024	$1,261,098

	Years Ended December 31,
	2017	2016
Statements of cash flows
Operating activities:
Net income	$814,024	$1,261,098
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(14,018)	-
Undistributed net income of subsidiary	(858,784)	(1,316,346)
Net cash used in operating activities	(58,778)	(55,248)
Investing activities:
Payments received on ESOP notes receivable	164,195	207,165
Net cash provided by investing activities	164,195	207,165
Financing activities:
Proceeds from stock offering including shares purchased by ESOP, net of expenses	-	22,337,869
Distribution of stock offering proceeds to bank	-	(11,106,092)
Options exercised	7,140	127,926
Shares repurchased and cancelled	(253,932)	-
Dividends paid	(523,426)	-
Loan to ESOP to purchase Company stock in stock offering	-	(1,907,160)
Net cash (used in) provided by financing activities	(770,218)	9,452,543
Net (decrease) increase in cash and cash equivalents	(664,801)	9,604,460
Cash and cash equivalents:
Beginning of period	9,930,224	325,764
End of period	$9,265,423	$9,930,224

Supplemental Disclosures of Cash Flow Information
Cash paid for taxes, net of refunds received	$(3,976)	-
Supplemental Schedule of Noncash Investing and Financing Activities
Increase in ESOP put option liability	$394,385	$431,086

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.

Date: March 28, 2018	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and	March 28, 2018
Jon L. Kranov	Director (principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer (principal	March 28, 2018
Marc N. Kingry	accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 28, 2018
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 28, 2018
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 28, 2018
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 28, 2018
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 28, 2018
John M. Armstrong

/s/ CRAIG M. HEPNER	Director	March 28, 2018
Craig M. Hepner

/s/ THOMAS M. ADLER	Director	March 28, 2018
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 28, 2018
William J. Kuiper

S-1