Form 10-Q
period 2018-03-31
Ottawa Bancorp Inc
filed 2018-05-11
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2018
Common Stock, $0.01 par value	3,407,440

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2018

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$2,598,874	$2,426,924
Interest bearing deposits	576,308	1,328,893
Total cash and cash equivalents	3,175,182	3,755,817
Time deposits	250,000	250,000
Federal funds sold	1,758,000	939,000
Securities available for sale	25,453,506	26,045,675
Non-marketable equity securities	817,137	918,387
Loans, net of allowance for loan losses of $2,570,533 and $2,472,446 at March 31, 2018 and December 31, 2017, respectively	220,221,604	207,035,091
Loans held for sale	208,484	499,375
Premises and equipment, net	6,616,841	6,670,088
Accrued interest receivable	812,928	794,449
Foreclosed real estate	24,000	84,100
Deferred tax assets	1,943,254	1,870,490
Cash surrender value of life insurance	2,305,570	2,293,800
Goodwill	649,869	649,869
Core deposit intangible	271,500	286,000
Other assets	3,458,293	3,307,734
Total assets	$267,966,168	$255,399,875
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,814,608	$11,562,801
Interest bearing	185,927,881	171,211,823
Total deposits	197,742,489	182,774,624
Accrued interest payable	6,890	661
FHLB advances	12,857,023	15,105,287
Other liabilities	4,900,205	4,416,368
Total liabilities	215,506,607	202,296,940
Commitments and contingencies
Redeemable common stock held by ESOP plan	1,203,326	1,202,014
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,415,490 and 3,451,802 shares issued at March 31, 2018 and December 31, 2017, respectively	34,155	34,518
Additional paid-in-capital	36,329,217	36,949,508
Retained earnings	17,828,165	17,720,962
Unallocated ESOP shares	(1,710,128)	(1,754,632)
Accumulated other comprehensive (loss) income	(21,848)	152,579
	52,459,561	53,102,935
Less:
Maximum cash obligation related to ESOP shares	(1,203,326)	(1,202,014)
Total stockholders' equity	51,256,235	51,900,921
Total liabilities and stockholders' equity	$267,966,168	$255,399,875

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$2,398,669	$1,972,750
Securities:
Residential mortgage-backed and related securities	67,466	135,868
State and municipal securities	100,448	130,629
Dividends on non-marketable equity securities	4,186	1,794
Interest-bearing deposits	15,794	9,321
Total interest and dividend income	2,586,563	2,250,362
Interest expense:
Deposits	332,524	205,269
Borrowings	48,144	6,996
Total interest expense	380,668	212,265
Net interest income	2,205,895	2,038,097
Provision for loan losses	125,500	90,000
Net interest income after provision for loan losses	2,080,395	1,948,097
Other income:
Gain on sale of securities	-	42
Gain on sale of loans	133,211	107,093
Gain on sale of foreclosed real estate	42,035	24,060
Gain on sale of repossessed assets	557	3,044
Loan origination and servicing income	162,872	100,991
Origination of mortgage servicing rights, net of amortization	12,854	15,411
Customer service fees	122,995	115,859
Increase in cash surrender value of life insurance	11,770	12,025
Other	24,938	27,965
Total other income	511,232	406,490
Other expenses:
Salaries and employee benefits	1,012,444	994,366
Directors fees	48,000	40,800
Occupancy	174,071	163,539
Deposit insurance premium	16,396	13,514
Legal and professional services	88,701	96,158
Data processing	154,773	138,493
Loan expense	168,807	118,323
Valuation adjustments and expenses on foreclosed real estate	9,012	5,462
Loss on sale of repossessed assets	3,265	274
Other	264,416	245,085
Total other expenses	1,939,885	1,816,014
Income before income tax expense	651,742	538,573
Income tax expense	172,160	181,273
Net income	$479,582	$357,300
Basic earnings per share	$0.15	$0.11
Diluted earnings per share	$0.15	$0.11
Dividends per share	$0.115	$0.04

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

 (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$479,582	$357,300
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(243,971)	153,819
Reclassification adjustment for (gains) included in net income	-	(42)
Other comprehensive (loss) income, before tax	(243,971)	153,777
Income tax (benefit) expense related to items of other comprehensive (loss) income	(69,544)	60,150
Other comprehensive (loss) income, net of tax	(174,427)	93,627
Comprehensive income	$305,155	$450,927

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

   (Unaudited)

	2018	2017
Cash Flows from Operating Activities
Net income	$479,582	$357,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,806	60,785
Provision for loan losses	125,500	90,000
Provision for deferred income taxes	(3,220)	137,990
Net amortization of premiums and discounts on securities	62,550	139,549
Gain on sale of securities, net	-	(42)
Origination of mortgage loans held for sale	(4,481,167)	(4,083,851)
Proceeds from sale of mortgage loans held for sale	4,905,269	3,807,016
Gain on sale of loans, net	(133,211)	(107,093)
Origination of mortgage servicing rights, net of amortization	(12,854)	(15,411)
Gain on sale of foreclosed real estate, net	(42,035)	(24,060)
Loss (gain) on sale of repossessed assets, net	2,708	(2,770)
ESOP compensation expense	65,773	61,892
Amortization of core deposit intangible	14,500	19,545
Amortization (accretion) of fair value adjustments on acquired:
Loans	9,487	69,554
Certificates of deposit	-	(8,000)
Federal Home Loan Bank Advances	1,736	1,737
Increase in cash surrender value of life insurance	(11,770)	(12,025)
Change in assets and liabilities:
Increase in accrued interest receivable	(18,479)	(12,759)
Increase in other assets	(111,124)	(83,111)
Increase in accrued interest payable and other liabilities	117,687	382,298
Net cash provided by operating activities	1,030,738	778,544
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(665,765)	(1,223,896)
Sales, calls, maturities and paydowns	951,413	1,806,128
Sale of non-marketable equity securities	101,250	-
Net increase in loans	(13,393,000)	(6,716,676)
Net increase in federal funds sold	(819,000)	(1,094,000)
Proceeds from sale of foreclosed real estate	126,135	84,493
Proceeds from sale of repossessed assets	18,211	13,270
Purchase of premises and equipment	(6,559)	(14,672)
Net cash used in investing activities	(13,687,315)	(7,145,353)
Cash Flows from Financing Activities
Net increase in deposits	14,967,865	5,529,575
Proceeds from Federal Home Loan Bank advances	3,250,000	-
Principal reduction of Federal Home Loan Bank advances	(5,500,000)	-
Proceeds from stock options exercised	65,135	-
Shares repurchased and cancelled	(707,058)	-
Dividends paid	-	(130,848)
Net cash provided by financing activities	12,075,942	5,398,727
Net decrease in cash and cash equivalents	(580,635)	(968,082)
Cash and cash equivalents:
Beginning of period	3,755,817	5,946,649
End of period	$3,175,182	$4,978,567

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$326,295	$203,822
Interest paid on borrowings	48,144	6,996
Income taxes paid, net of refunds received	300	-
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	24,000	31,356
Other assets acquired in settlement of loans	47,500	16,000
Sale of foreclosed real estate through loan origination	-	3,923
Increase in ESOP put option liability	1,312	101,120

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2018, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2018.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months Ended
	March 31,
	2018	2017
Net income available to common stockholders	$479,582	$357,300
Basic potential common shares:
Weighted average shares outstanding	3,429,002	3,467,402
Weighted average unallocated ESOP shares	(175,801)	(194,580)
Basic weighted average shares outstanding	3,253,201	3,272,822
Dilutive potential common shares:
Weighted average RRP options outstanding	8,679	15,559
Dilutive weighted average shares outstanding	3,261,880	3,288,381
Basic earnings per share	$0.15	$0.11
Diluted earnings per share	$0.15	$0.11

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2018, 87,706 shares at a fair value of $13.72 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2018	2017
Shares allocated	108,966	104,272
Shares withdrawn from the plan	(21,260)	(21,030)
Unallocated shares	172,724	177,418
Total ESOP shares	260,430	260,660
Fair value of unallocated shares	$2,369,773	$2,561,916

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018:
Securities Available for Sale
State and municipal securities	$14,167,731	$126,910	$34,288	$14,260,353
Residential mortgage-backed securities	11,316,333	85,535	208,715	11,193,153
	$25,484,064	$212,445	$243,003	$25,453,506
December 31, 2017:
Securities Available for Sale
State and municipal securities	$13,756,573	$221,320	$7,460	$13,970,433
Residential mortgage-backed securities	12,075,689	121,840	122,287	12,075,242
	$25,832,262	$343,160	$129,747	$26,045,675

The amortized cost and fair value at March 31, 2018, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$656,688	$657,797
Due after three months through one year	53,577	53,392
Due after one year through five years	5,463,925	5,520,054
Due after five years through ten years	3,984,336	4,008,977
Due after ten years	4,009,205	4,020,133
Residential mortgage-backed securities	11,316,333	11,193,153
	$25,484,064	$25,453,506

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Securities Available for Sale
State and municipal securities	$3,251,485	$34,288	$-	$-	$3,251,485	$34,288
Residential mortgage-backed securities	2,697,169	41,502	5,714,098	167,213	8,411,267	208,715
	$5,948,654	$75,790	$5,714,098	$167,213	$11,662,752	$243,003

December 31, 2017
Securities Available for Sale
State and municipal securities	$1,435,888	$7,460	$-	$-	$1,435,888	$7,460
Residential mortgage-backed securities	2,035,206	12,564	6,209,019	109,723	8,244,225	122,287
	$3,471,094	$20,024	$6,209,019	$109,723	$9,680,113	$129,747

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

At March 31, 2018, 40 securities had unrealized losses with an aggregate depreciation of 2.04% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2018 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended March 31, 2018 and proceeds of $0.4 million for the three months ended March 31, 2017. The sales during the three months ended March 31, 2017 resulted in gross realized gains of $42 and gross no realized losses. The tax provision applicable to the realized gains amounted to $0 and $16 respectively, for the three months ended March 31, 2018 and 2017.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2018	2017
Mortgage loans:
One-to-four family residential loans	$130,287,273	$124,118,335
Multi-family residential loans	6,510,667	5,664,524
Total mortgage loans	136,797,940	129,782,859

Other loans:
Non-residential real estate loans	33,710,232	32,133,094
Commercial loans	20,922,937	20,759,262
Consumer direct	8,529,670	6,281,712
Purchased auto	22,831,358	20,550,610
Total other loans	85,994,197	79,724,678
Gross loans	222,792,137	209,507,537
Less: Allowance for loan losses	(2,570,533)	(2,472,446)
Loans, net	$220,221,604	$207,035,091

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	March 31,	December 31,
	2018	2017
Mortgage loans:
One-to-four family residential loans	$13,501,289	$14,811,329
Multi-family residential loans	263,894	265,625
Total mortgage loans	13,765,183	15,076,954

Other loans:
Non-residential real estate loans	1,982,720	2,120,630
Commercial loans	576,293	571,538
Consumer direct	47,551	59,353
Total other loans	2,606,564	2,751,521
Gross loans	16,371,747	17,828,475
Less: Allowance for loan losses	(135,000)	(135,000)
Loans, net	$16,236,747	$17,693,475

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects activity for the loans acquired with deteriorated credit quality for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Balance, beginning of period	$144,528	$461,334
Payment activity	(11,438)	(225,489)
Transfer to foreclosed real estate	-	-
Accretion into interest income	4,443	64,791
	$137,533	$300,636

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $465,000 and $468,000 as of March 31, 2018 and December 31, 2017, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Balance, beginning of period	$9,592	$82,869
Net reclassification from non-accretable yield	-	29,891
Accretion into interest income	(4,443)	(64,791)
	$5,149	$47,969

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2018	2017
Purchased auto loans	$4,034,864	$1,534,937

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2018	2017
One-to-four family	$(2,283)	$(86,067)
Multi-family	3,972	-
Non-residential	-	(51,960)
Consumer direct	1,727	2,327
Purchased auto	(30,829)	(18,068)
Net (charge-offs)/recoveries	$(27,413)	$(153,768)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2018	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	114,187	(816)	1,187	(521)	(44,411)	55,874	125,500
Loans charged off	(6,724)	-	-	-	-	(36,194)	(42,918)
Recoveries of loans previously charged off	4,441	3,972	-	-	1,727	5,365	15,505
Balance at end of period	$1,589,323	$25,126	$372,280	$153,075	$97,585	$333,144	$2,570,533

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2017	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	108,120	2,219	(64,902)	4,280	17,471	22,812	90,000
Loans charged off	(89,515)	-	(59,960)	-	-	(30,312)	(179,787)
Recoveries of loans previously charged off	3,448	-	8,000	-	2,327	12,244	26,019
Balance at end of period	$1,449,007	$95,700	$250,464	$101,103	$99,051	$188,356	$2,183,681

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$759,861	$-	$344,837	$3,235	$-	$12,828	$1,120,761
Loans acquired with deteriorated credit quality	137,532	-	-	-	-	-	137,532
Loans collectively evaluated for impairment	129,389,880	6,510,667	33,365,395	20,919,702	8,529,670	22,818,530	221,533,844
Balance at end of period	$130,287,273	$6,510,667	$33,710,232	$20,922,937	$8,529,670	$22,831,358	$222,792,137

Period-end amount allocated to:
Loans individually evaluated for impairment	$125,076	$-	$102,225	$-	$-	$6,414	$233,715
Loans acquired with deteriorated credit quality	12,843	-	-	-	-	-	12,843
Loans collectively evaluated for impairment	1,451,404	25,126	270,055	153,075	97,585	326,730	2,323,975
Balance at end of period	$1,589,323	$25,126	$372,280	$153,075	$97,585	$333,144	$2,570,533

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2017	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$986,321	$-	$355,203	$10,454	$-	$985	$1,352,963
Loans acquired with deteriorated credit quality	144,528	-	-	-	-	-	144,528
Loans collectively evaluated for impairment	122,987,486	5,664,524	31,777,891	20,748,808	6,281,712	20,549,625	208,010,046
Balance at end of period	$124,118,335	$5,664,524	$32,133,094	$20,759,262	$6,281,712	$20,550,610	$209,507,537

Period-end amount allocated to:
Loans individually evaluated for impairment	$78,820	$-	$110,055	$-	$-	$493	$189,368
Loans acquired with deteriorated credit quality	40,408	-	-	-	-	-	40,408
Loans collectively evaluated for impairment	1,358,191	21,970	261,038	153,596	140,269	307,606	2,242,670
Balance at end of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2018 and December 31, 2017:

March 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$897,393	$402,755	$494,638	$897,393	$137,919	$1,120,597
Multi-family	-	-	-	-	-	-
Non-residential	344,837	-	344,837	344,837	102,225	348,337
Commercial	3,235	3,235	-	3,235	-	3,839
Consumer direct	-	-	-	-	-	-
Purchased auto	12,828	-	12,828	12,828	6,414	4,276
	$1,258,293	$405,990	$852,303	$1,258,293	$246,558	$1,477,049

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,130,849	$746,579	$384,270	$1,130,849	$119,228	$1,795,888
Multi-family	-	-	-	-	-	-
Non-residential	355,203	-	355,203	355,203	110,055	749,271
Commercial	10,454	10,454	-	10,454	-	5,341
Consumer direct	-	-	-	-	-	-
Purchased auto	985	-	985	985	493	11,205
	$1,497,491	$757,033	$740,458	$1,497,491	$229,776	$2,561,705

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three months ended March 31, 2018, the Company recognized no cash basis interest income on impaired loans. For the three months ended March 31, 2017, the Company recognized approximately $3,000 in cash basis interest income on impaired loans.

At March 31, 2018 there were 19 impaired loans totaling approximately $1.3 million, compared to 19 impaired loans totaling approximately $1.5 million at December 31, 2017. The change in impaired loans was a result of writing down and moving two impaired loans totaling approximately $28,000 to foreclosed real estate/repossessed assets, upgrading and returning one loan of approximately $323,000 to accrual status, and payments of approximately $38,000, offset by the addition of three loans totaling approximately $149,000 to the impaired loan list.

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

Impaired loans at March 31, 2018 included approximately $145,000 of loans whose terms have been modified in troubled debt restructurings, compared to approximately $473,000 at December 31, 2017. The amount of TDR loans included in impaired loans decreased approximately $328,000 as a result of upgrading and returning one loan of approximately $323,000 to accrual status and payments of approximately $5,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three months ended March 31, 2018 and 2017.

There were no TDR loans that were restructured during the twelve months prior to March 31, 2018 and 2017 that had payment defaults (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2018 and 2017.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2018 and December 31, 2017:

March 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$897,393	$-
Multi-family	-	-
Non-residential	344,837	-
Commercial	3,235	-
Consumer direct	-	-
Purchased auto	12,828	-
	$1,258,293	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,213,662	$-
Multi-family	-	-
Non-residential	355,203	-
Commercial	10,454	-
Consumer direct	-	-
Purchased auto	985	-
	$1,580,304	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2018 and December 31, 2017:

March 31, 2018	Loans 30-59 Days Past Due	Loans 60-8 9 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$864,289	$473,875	$438,946	$1,777,110	$128,510,163	$130,287,273
Multi-family	-	-	-	-	6,510,667	6,510,667
Non-residential	344,837	-	-	344,837	33,365,395	33,710,232
Commercial	23,991	-	-	23,991	20,898,946	20,922,937
Consumer direct	75,521	-	-	75,521	8,454,149	8,529,670
Purchased auto	17,099	-	12,828	29,927	22,801,431	22,831,358
	$1,325,737	$473,875	$451,774	$2,251,386	$220,540,751	$222,792,137

December 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$860,502	$985,661	$99,601	$1,945,764	$122,172,571	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	478,930	394,634	-	873,564	31,259,530	32,133,094
Commercial	-	10,454	-	10,454	20,748,808	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	30,352	-	985	31,337	20,519,273	20,550,610
	$1,369,784	$1,390,749	$100,586	$2,861,119	$206,646,418	$209,507,537

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

At March 31, 2018 and December 31, 2017, the risk category of loans by class is as follows:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$1,213,262	$897,393	$-	$128,176,618	$130,287,273
Multi-family	-	-	-	-	6,510,667	6,510,667
Non-residential	33,127,423	237,972	344,837	-	-	33,710,232
Commercial	20,919,702	-	3,235	-	-	20,922,937
Consumer direct	-	-	-	-	8,529,670	8,529,670
Purchased auto	-	-	12,828	-	22,818,530	22,831,358
Total	$54,047,125	$1,451,234	$1,258,293	$-	$166,035,485	$222,792,137

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$529,738	$1,130,849	$-	$122,457,748	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	31,531,886	246,005	355,203	-	-	32,133,094
Commercial	20,748,808	-	10,454	-	-	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	-	-	985	-	20,549,625	20,550,610
Total	$52,280,694	$775,743	$1,497,491	$-	$154,953,609	$209,507,537

At March 31, 2018, the Company held $24,000 in foreclosed residential real estate property, compared to $84,100 at December 31, 2017. In addition, the Company also held $0 and $23,000 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at March 31, 2018 and December 31, 2017, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $0 for both of the three-month periods ended March 31, 2018 and 2017, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2018 and 2017, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and might require additional disclosures, depending on the impact of the adoption of the standard. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The standard does not apply to the majority of the Company’s revenue, including revenue associated with financial instruments such as loans, investment securities, and certain non-interest income, such as bank-owned life insurance, dividends on Federal Home Loan Bank (“FHLB”) stock, and gains or losses on sales of investment securities. The Company has completed its overall assessment of non-interest income and review of related contracts potentially affected by the guidance. The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The standard allowed the use of either the full retrospective or modified retrospective transition method. We elected to apply the modified retrospective transition method to incomplete contracts as of the initial date of application on January 1, 2018. The adoption of the new standards did not have a material impact on our financial condition or results of operations as the revenue recognition patterns under the new standards did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amounts or record a cumulative adjustment to retained earnings upon adoption. We considered the nature, amount, timing, and uncertainty of revenue from contracts with customers and determined that significant revenue streams are sufficiently disaggregated in the consolidated statements of income.

Descriptions of our significant revenue-generating transactions that are within the scope of the new revenue recognition standards, which are presented in the consolidated statements of income as components of non-interest income, are as follows:

●

Service charges on deposit accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's account balance.

●

Gains/losses on sale of foreclosed real estate and repossessed assets. The Company records a gain or loss from the sale of foreclosed real estate and repossessed assets when control of the property transfers to the buyer, which generally occurs at the time of the executed deed or title. When the Company finances the sale of foreclosed real estate and repossessed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate or repossessed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant component is present.

●

Other. Other noninterest income consists of other recurring revenue streams such as transaction fees, safe deposit rental income, and insurance commissions. Transaction fees primarily include check printing sales commissions, collection fees, and wire transfer fees which arise from in-branch transactions. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by the Company to the service provider. Revenue is recognized at the point in time when the transaction occurs.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018.  The adoption of the new financial instruments standard did not have a material impact on the consolidated financial statements. There was no cumulative effect adjustment recorded with the adoption of this guidance.

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

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	March 31,	December 31,
	2018	2017
Open lines of credit at 1.46%	$-	$4,000,000
Open lines of credit at 1.82%	3,250,000	-
Matured 02/15/2018 at 1.27%, fixed	-	1,000,000
Matured 03/30/2018 at 1.72%, fixed	-	499,357
Matures 05/15/2018 at 1.34%, fixed	2,000,000	2,000,000
Matures 09/25/2018 at 1.46%, fixed	2,000,000	2,000,000
Matures 04/01/2019 at 2.00%, fixed	497,635	497,089
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 10/03/2022 at 1.48%, fixed	109,388	108,841
	$12,857,023	$15,105,287

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

				Total
March 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$14,260,353	$-	$14,260,353
Residential mortgage-backed securities available for sale	-	11,193,153	-	11,193,153
	$-	$25,453,506	$-	$25,453,506

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,970,433	$-	$13,970,433
Residential mortgage-backed securities available for sale	-	12,075,242	-	12,075,242
	$-	$26,045,675	$-	$26,045,675

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

				Total
March 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$50,581	$50,581
Impaired loans, net	-	-	605,745	605,745

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

March 31, 2018
Foreclosed assets	$50,581	Appraisal of collateral	Appraisal adjustments	-40%	to	-64%
Impaired loans, net	$594,956	Appraisal of collateral	Appraisal adjustments	-15%	to	-64.4%
Impaired loans, net	$10,789	Discounted Future Cash Flows	Payment Stream		N/A

			Discount Rate		10%

December 31, 2017
Foreclosed assets	$84,100	Appraisal of collateral	Appraisal adjustments		-42
Impaired loans, net	$415,567	Appraisal of collateral	Appraisal adjustments	-50%	to	61.5%
Impaired loans, net	$95,115	Discounted Future Cash Flows	Payment Stream		N/A

			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2018 and December 31, 2017, are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,175,182	$3,175,182	$-	$-	$3,175,182
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,758,000	1,758,000	-	-	1,758,000
Securities	26,270,643	-	25,453,506	817,137	26,270,643
Net loans	220,221,604	-	-	217,146,000	217,146,000
Loans held for sale	208,484	-	208,484	-	208,484
Accrued interest receivable	812,928	812,928	-	-	812,928
Mortgage servicing rights	436,376	-	-	436,376	436,376
Financial Liabilities:
Non-interest bearing deposits	11,814,608	11,814,608	-	-	11,814,608
Interest bearing deposits	185,927,881	-	-	186,856,000	186,856,000
Accrued interest payable	6,890	6,890	-	-	6,890
FHLB advances	12,857,023	-	12,799,000	-	12,799,000

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,755,817	$3,755,817	$-	$-	$3,755,817
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	939,000	939,000	-	-	939,000
Securities	26,964,062	-	26,045,675	918,387	26,964,062
Net loans	207,035,091	-	-	208,823,729	208,823,729
Loans held for sale	499,375	-	499,375	-	499,375
Accrued interest receivable	794,449	794,449	-	-	794,449
Mortgage servicing rights	423,522	-	-	423,522	423,522
Financial Liabilities:
Non-interest bearing deposits	11,562,801	11,562,801	-	-	11,562,801
Interest bearing deposits	171,211,823	-	-	171,915,595	171,915,595
Accrued interest payable	661	661	-	-	661
FHLB advances	15,105,287	-	15,080,025	-	15,080,025

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

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 12 - Fair Value Measurement and Disclosure for further detail on how fair values of securities available for sale are determined. The carrying value of non-marketable equity securities approximates fair value.

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates represent an exit price for 2018, but do not necessarily represent an exit price for years prior. Loan fair value estimates also include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable or discounted cash flows.

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

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At March 31, 2018 and December 31, 2017, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2018 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2018.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017

The Company's total assets increased $12.6 million, or 4.9%, to $268.0 million at March 31, 2018, from $255.4 million at December 31, 2017. The increase was primarily due to an increase of $13.2 million in the net loan portfolio and an increase in federal funds sold of $0.8 million, offset by decreases in securities available for sale of $0.6 million and decreases in cash and cash equivalents of $0.6 million.

Cash and cash equivalents decreased $0.6 million, or 15.5%, to $3.2 million at March 31, 2018 from $3.8 million at December 31, 2017. The decrease in cash and cash equivalents was primarily a result of cash used in investing activities of $13.7 million exceeding cash provided by financing activities of $12.1 million and cash provided by operating activities of $1.0 million. The cash used in investing activities included a net increase in loans of $13.4 million, an increase in federal funds sold of $0.8 million and the purchase of $0.7 million in securities available for sale, offset by available for sale security maturities and pay-downs of $1.0 million, the sale of non-marketable equity securities of $0.1 million and proceeds from the sale of foreclosed real estate of $0.1 million. The net cash provided by financing activities includes increases in deposits of $15.0 million, proceeds from Federal Home Loan Bank advances of $3.2 million and proceeds from stock options exercised of $0.1 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $5.5 million, and shares repurchased and cancelled of $0.7 million.

Federal funds sold increased $0.8 million, or 87.2%, to $1.8 million at March 31, 2018, from $1.0 million at December 31, 2017.

Securities available-for-sale decreased $0.6 million, or 2.3%, to $25.4 million at March 31, 2018, from $26.0 million at December 31, 2017. The decrease was due to pay-downs of $0.7 million, calls and maturities of $0.3 million and amortization and unrealized losses totaling $0.3 million, exceeding new securities purchases of $0.7 million.

Net loans increased by $13.2 million, or 6.4% to $220.2 million at March 31, 2018, compared to $207.0 million at December 31, 2017, primarily as a result of a $6.2 million increase in one-to-four family loans, a $2.3 million increase in purchased auto loans, a $2.2 million increase in consumer direct loans and a $1.6 million increase in non-residential real estate loans. The Company also experienced growth in all other loan categories during the three months ended March 31, 2018. The increases were slightly off-set by an increase in the allowance for loan losses of $0.1 million.

Total deposits increased $15.0 million, or 8.2%, to $197.7 million at March 31, 2018, from $182.8 million at December 31, 2017. At March 31, 2018 checking accounts increased by $6.3 million, savings accounts increased by $0.8 million and certificates of deposit increased by $8.1 million as compared to December 31, 2017. The increases were off-set by a decrease in money market accounts of $0.2 million. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates begin to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

FHLB advances decreased $2.2 million, or 14.9% to $12.9 million at March 31, 2018, compared to $15.1 million at December 31, 2017.

Stockholders’ equity decreased approximately $0.6 million, or 1.2% to $51.3 million at March 31, 2018, from $51.9 million at December 31, 2017. The decrease reflects $0.7 million to repurchase and cancel 50,305 outstanding shares, $0.4 million in declared dividends and a decrease in other comprehensive income of $0.2 million related to a decrease in the fair value of securities available for sale. These decreases were partially off-set by net income of $0.5 million for the three months ended March 31, 2018 and proceeds from stock options exercised and the allocation of ESOP shares totaling approximately $0.1 million.

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

The non-performing assets to total assets ratio was 0.49% at March 31, 2018 which is down from 0.65% at December 31, 2017. During the first three months of 2018, non-performing assets decreased 21.4% to $1.3 million from $1.7 million as of December 31, 2017. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of writing down and moving two impaired loans totaling approximately $28,000 to foreclosed real estate/repossessed assets, upgrading and returning one loan of approximately $323,000 to accrual status, and payments of approximately $38,000, offset by the addition of three loans totaling approximately $149,000 to the impaired loan list. Additionally, foreclosed real estate decreased approximately $60,000, while other repossessed assets increased approximately $27,000.

The following table summarizes non-performing assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(In Thousands)
Non-accrual:
One-to-four family	$896	$1,214	$1,610	$1,814	$2,175
Multi-family	-	-	-	-	-
Non-residential real estate	345	355	368	458	618
Commercial	3	10	13	-	-
Consumer direct	-	-	-	-	-
Purchased auto	13	1	3	26	26
Total non-accrual loans	1,257	1,580	1,994	2,298	2,819
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,257	1,580	1,994	2,298	2,819
Foreclosed real estate	24	84	83	-	-
Other repossessed assets	27	-	-	13	8
Total nonperforming assets	$1,308	$1,664	$2,077	$2,311	$2,827

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Allowance for loan losses as a percent of gross loans receivable	1.15%	1.18%	1.23%	1.21%	1.26%
Allowance for loan losses as a percent of total nonperforming loans	204.53%	156.46%	118.66%	97.52%	77.47%
Nonperforming loans as a percent of gross loans receivable	0.56%	0.75%	1.00%	1.24%	1.63%
Nonperforming loans as a percent of total assets	0.47%	0.62%	0.81%	0.97%	1.19%
Nonperforming assets as a percent of total assets	0.49%	0.65%	0.85%	0.98%	1.20%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

General. Net income for the three months ended March 31, 2018 was $0.5 million compared to net income of $0.4 million for the three months ended March 31, 2017. The increase in income of $0.1 million or 34.2%, was primarily attributed to an increase in net interest income after provision for loan losses of $0.1 million and an increase in total other income of $0.1 million, partially off-set by an increase in total other expenses of $0.1 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,399	$1,973	$426	21.59%
Securities:
Residential mortgage-backed securities	68	136	(68)	(50.00)
State and municipal securities	100	130	(30)	(23.08)
Dividends on non-marketable equity securities	4	2	2	100.00
Interest-bearing deposits	16	9	7	77.78
Total interest and dividend income	2,587	2,250	337	14.98
Interest expense:
Deposits	333	205	128	62.44
Borrowings	48	7	41	585.71
Total interest expense	381	212	169	79.72
Net interest income	$2,206	$2,038	$168	8.24%

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

	Three Months Ended March 31,
	2018			2017
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$212,991	$2,399	4.51%	$164,672	$1,973	4.79%
Securities, net (2)	25,298	168	2.66%	43,689	266	2.44%
Non-marketable equity securities	774	4	2.07%	753	2	1.06%
Interest-bearing deposits	4,047	16	1.58%	4,405	9	0.82%
Total interest-earning assets	243,110	2,587	4.26%	213,519	2,250	4.22%
Non-interest-earning assets	18,692			18,955
Total assets	261,802			232,474

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$27,185	$19	0.28%	$30,448	$16	0.21%
Savings accounts	26,335	5	0.08%	25,182	4	0.06%
Certificates of Deposit accounts	96,849	303	1.25%	81,036	182	0.90%
Checking accounts	32,583	6	0.07%	27,710	3	0.04%
Advances and borrowed funds	11,361	48	1.69%	1,122	7	2.50%
Total interest-bearing liabilities	194,313	381	0.78%	165,498	212	0.51%
Non-interest-bearing liabilities	8,265			14,776
Total liabilities	202,578			180,274
Equity	59,224			52,200
Total liabilities and equity	261,802			232,474
Net interest income		$2,206			$2,038
Net interest rate spread (3)			3.47%			3.71%
Net interest margin (4)			3.63%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.11%			129.02%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2018 and 2017. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2018 Compared to 2017
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$543	$(117)	$426
Securities, net	(122)	24	(98)
Non-marketable equity securities	-	2	2
Interest-bearing deposits	(1)	8	7
Total interest-earning assets	$420	$(83)	$337
Interest expense on
Money Market accounts	$(2)	$5	$3
Passbook accounts	-	1	1
Certificates of Deposit accounts	50	71	121
Checking	1	2	3
Advances and borrowed funds	43	(2)	41
Total interest-bearing liabilities	92	77	169
Change in net interest income	$328	$(160)	$168

Net interest income increased by $0.2 million, or 8.2%, to $2.2 million for the three months ended March 31, 2018, from $2.0 million for the three months ended March 31, 2017. Interest and dividend income increased $0.3 million, or 15.0%, primarily due to an increase in the average balances of interest-earning assets of $29.6 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 27 basis points to 0.78% for the three months ended March 31, 2018. The net interest margin decreased 5.0% during the three months ended March 31, 2018 to 3.63% from 3.82%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.1 million for both of the three-month periods ended March 31, 2018 and 2017. The allowance for loan losses was $2.6 million, or 1.15% of total gross loans at March 31, 2018, compared to $2.2 million, or 1.26% of gross loans at March 31, 2017. Net charge-offs during the first quarter of 2018 were approximately $27,000 compared to $0.2 million during the first quarter of 2017. General reserves were higher at March 31, 2018, when compared to March 31, 2017, as the balances in all loan categories increased during the twelve months ended March 31, 2018. The general reserve increases to the allowance due to loan volume increases were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended March 31, 2018, as compared to the same period ended March 31, 2017. Additionally, specific reserves as of March 31, 2018 were lower than they were as of March 31, 2017. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.6% in LaSalle County, 7.6% in Grundy County, and 4.6% for the State of Illinois, versus the national level of 4.1%. Based on a review of the loans that were in the loan portfolio at March 31, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$133	$107	$26	24.30
Gain on sale of foreclosed real estate	42	24	18	75.00
Gain on sale of repossessed assets	-	3	(3)	(100.00)
Loan origination and servicing income	163	101	62	61.39
Origination of mortgage servicing rights, net of amortization	13	15	(2)	(13.33)
Customer service fees	123	116	7	6.03
Increase in cash surrender value of life insurance	12	12	-	-
Other	25	28	(3)	(10.71)
Total other income	$511	$406	$105	25.86%

The increase in total other income was primarily due to higher revenues related to mortgage banking activity, as gain on sale of loans and loan origination and servicing income increased as a result of increases in originations and sales during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Additionally, gains on sales of foreclosed real estate increased as a result of selling one property at a gain of $42,000 during the three months ended March 31, 2018 as compared to selling two properties at gains totaling $24,000 during the three months ended March 31, 2017.

Other Expense. The following table summarizes other expense for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,012	$994	$18	1.81%
Directors fees	48	41	7	17.07
Occupancy	174	164	10	6.10
Deposit insurance premium	16	14	2	14.29
Legal and professional services	89	96	(7)	(7.29)
Data processing	155	139	16	11.51
Loan expense	169	118	51	43.22
Valuation adjustments and expenses on foreclosed real estate	9	5	4	80.00
Loss on sale of foreclosed real estate	3	-	3	100.00
Other	265	245	20	8.16
Total other expenses	$1,940	$1,816	$124	6.83%

Efficiency ratio (1)	71.40%	74.30%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expense was primarily due to increased loan expenses, higher data processing expense, and higher other expenses. The higher loan expenses are primarily a result of the increase in purchased auto loans and in-house auto loans, while the increase in data processing expense is due to the increase in accounts processed and annual increases. The efficiency ratio decreased due to increased net interest income and other income for the 2018 period.

Income Taxes. The Company recorded income tax expense of $0.2 million for both the three-month periods ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company had net income of $0.5 million with approximately $0.1 million in tax exempt income and an Illinois tax rate of 9.5%, compared to net income of $0.4 million with approximately $0.1 million in tax exempt income and an Illinois tax rate of 7.75% for the three months ended March 31, 2017.

The Company’s income tax differed from the maximum statutory federal rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively as follows:

	Three Months Ended
	March 31,
	2018	2017

Expected income taxes	$136,866	$188,501
Income tax effect of:
State taxes, net of federal tax benefit	49,318	27,747
Tax exempt interest	(19,676)	(43,363)
Income taxed at lower rates	(6,517)	(5,386)
Other	12,169	13,774
	$172,160	$181,273

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

At March 31, 2018, the Bank had outstanding commitments to originate $4.4 million in loans, unfunded lines of credit of $16.6 million, and $5.5 million in commitments to fund construction loans. In addition, as of March 31, 2018, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $40.1 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2018, the Bank had $66.3 million of available credit from the FHLBC and there were $12.9 million in FHLBC advances outstanding. In addition, as of March 31, 2018 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2018, the Company had cash and cash equivalents of $8.5 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2018 of 21.66%, 20.41%, 20.41%, and 16.08%, respectively, compared to ratios at December 31, 2017 of 22.52%, 21.27%, 21.27% and 16.21%, respectively. As of January 1, 2018, the Bank must hold 1.875% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. As of March 31, 2018, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
January 1-31, 2018	10,640	14.50	10,640	318,500
February 1-28, 2018	29,400	13.92	29,400	289,100
March 1-31, 2018	10,265	13.96	10,265	278,835
Total	50,305	14.06	50,305	278,835

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.
Registrant

Date: May 11, 2018	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)