Form 10-Q
period 2018-06-30
Ottawa Bancorp Inc
filed 2018-08-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2018
Common Stock, $0.01 par value	3,395,415

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2018

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$4,214,064	$2,426,924
Interest bearing deposits	1,826,612	1,328,893
Total cash and cash equivalents	6,040,676	3,755,817
Time deposits	250,000	250,000
Federal funds sold	3,653,000	939,000
Securities available for sale	25,556,036	26,045,675
Non-marketable equity securities	769,121	918,387
Loans, net of allowance for loan losses of $2,545,986 and $2,472,446 at June 30, 2018 and December 31, 2017, respectively	220,488,283	207,035,091
Loans held for sale	594,227	499,375
Premises and equipment, net	6,613,552	6,670,088
Accrued interest receivable	840,469	794,449
Foreclosed real estate	85,000	84,100
Deferred tax assets	1,991,467	1,870,490
Cash surrender value of life insurance	2,317,435	2,293,800
Goodwill	649,869	649,869
Core deposit intangible	257,000	286,000
Other assets	3,727,843	3,307,734
Total assets	$273,833,978	$255,399,875
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$12,309,330	$11,562,801
Interest bearing	195,420,844	171,211,823
Total deposits	207,730,174	182,774,624
Accrued interest payable	6,003	661
FHLB advances	9,097,227	15,105,287
Federal funds purchased	329,100	-
Other liabilities	4,212,119	4,416,368
Total liabilities	221,374,623	202,296,940
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,400,160 and 3,451,802 shares issued at June 30, 2018 and December 31, 2017, respectively	34,002	34,518
Additional paid-in-capital	36,138,342	36,949,508
Retained earnings	18,022,135	17,720,962
Unallocated ESOP shares	(1,665,624)	(1,754,632)
Accumulated other comprehensive (loss) income	(69,500)	152,579
Total stockholders' equity	52,459,355	53,102,935
Total liabilities and stockholders' equity	$273,833,978	$255,399,875

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$2,546,964	$2,114,434	$4,945,633	$4,087,184
Securities:
Residential mortgage-backed and related securities	71,353	126,148	138,819	262,016
State and municipal securities	103,203	126,939	203,651	257,568
Dividends on non-marketable equity securities	5,208	1,548	9,394	3,342
Interest-bearing deposits	29,554	6,725	45,348	16,046
Total interest and dividend income	2,756,282	2,375,794	5,342,845	4,626,156
Interest expense:
Deposits	400,605	223,208	733,129	428,477
Borrowings	48,401	8,064	96,545	15,060
Total interest expense	449,006	231,272	829,674	443,537
Net interest income	2,307,276	2,144,522	4,513,171	4,182,619
Provision for loan losses	187,000	160,000	312,500	250,000
Net interest income after provision for loan losses	2,120,276	1,984,522	4,200,671	3,932,619
Other income:
Gain on sale of securities	-	21,160	-	21,202
Gain on sale of loans	175,660	209,892	308,871	316,985
Gain on sale of foreclosed real estate	-	-	42,035	24,060
Gain on sale of repossessed assets	3,626	11,252	4,183	14,296
Loan origination and servicing income	208,146	202,718	371,018	303,709
Origination of mortgage servicing rights, net of amortization	9,999	18,701	22,853	34,112
Customer service fees	126,012	121,212	249,007	237,071
Increase in cash surrender value of life insurance	11,865	12,158	23,635	24,182
Other	23,696	32,139	48,634	60,105
Total other income	559,004	629,232	1,070,236	1,035,722
Other expenses:
Salaries and employee benefits	1,103,496	1,083,157	2,115,940	2,077,523
Directors fees	46,750	40,800	94,750	81,600
Occupancy	160,390	162,241	334,461	325,780
Deposit insurance premium	16,430	12,697	32,826	26,211
Legal and professional services	100,949	93,964	189,650	190,122
Data processing	161,121	152,614	315,894	291,107
Loss on sale of securities	-	7,566	-	7,566
Loan expense	193,862	132,120	362,669	250,443
Valuation adjustments and expenses on foreclosed real estate	11,788	2,060	20,800	7,522
Loss on sale of OREO	2,438	-	2,438	-
Loss on sale of repossessed assets	1,156	-	4,421	274
Other	412,323	293,094	676,739	538,179
Total other expenses	2,210,703	1,980,313	4,150,588	3,796,327
Income before income tax expense	468,577	633,441	1,120,319	1,172,014
Income tax expense	112,704	167,896	284,864	349,169
Net income	$355,873	$465,545	$835,455	$822,845
Basic earnings per share	$0.11	$0.14	$0.26	$0.25
Diluted earnings per share	$0.11	$0.14	$0.26	$0.25
Dividends per share	$0.05	$0.04	$0.165	$0.08

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2018 and 2017

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$355,873	$465,545	$835,455	$822,845
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(66,651)	263,443	(310,622)	417,262
Reclassification adjustment for (gains) included in net income	-	(13,594)	-	(13,636)
Other comprehensive (loss) income, before tax	(66,651)	249,849	(310,622)	403,626
Income tax (benefit) expense related to items of other comprehensive (loss) income	(18,999)	97,729	(88,543)	157,879
Other comprehensive (loss) income, net of tax	(47,652)	152,120	(222,079)	245,747
Comprehensive income	$308,221	$617,665	$613,376	$1,068,592

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2016	$34,674	$37,117,311	$17,455,472	$(1,932,648)	$69,224	$52,744,033
Net income	-	-	822,845	-	-	822,845
Other comprehensive income	-	-	-	-	245,747	245,747
Allocation 9,390 of ESOP shares	-	36,560	-	89,008	-	125,568
Cash dividends paid, $0.08 per share	-	-	(261,696)	-	-	(261,696)
Balance, June 30, 2017	$34,674	$37,153,871	$18,016,621	$(1,843,640)	$314,971	$53,676,497

Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$152,579	$53,102,935
Net income	-	-	835,455	-	-	835,455
Other comprehensive income	-	-	-	-	(222,079)	(222,079)
Allocation 9,390 of ESOP shares	-	41,771	-	89,008	-	130,779
RRP options exercised	140	64,995	-	-	-	65,135
Cash dividends paid, $0.165 per share	-	-	(534,282)	-	-	(534,282)
Repurchase 65,635 shares	(656)	(917,932)	-	-	-	(918,588)
Balance, June 30, 2018	$34,002	$36,138,342	$18,022,135	$(1,665,624)	$(69,500)	$52,459,355

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

   (Unaudited)

	2018	2017
Cash Flows from Operating Activities
Net income	$835,455	$822,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,612	121,650
Provision for loan losses	312,500	250,000
Provision for deferred income taxes	(32,434)	115,611
Net amortization of premiums and discounts on securities	116,955	274,241
Gain on sale of securities, net	-	(13,636)
Origination of mortgage loans held for sale	(12,243,101)	(11,361,079)
Proceeds from sale of mortgage loans held for sale	12,457,120	10,556,336
Gain on sale of loans, net	(308,871)	(316,985)
Origination of mortgage servicing rights, net of amortization	(22,853)	(34,112)
Gain on sale of foreclosed real estate, net	(39,597)	(24,060)
Loss (gain) on sale of repossessed assets, net	238	(14,022)
ESOP compensation expense	130,779	125,568
Amortization of core deposit intangible	29,000	37,364
Amortization (accretion) of fair value adjustments on acquired:
Loans	18,401	155,331
Certificates of deposit	-	(13,000)
Federal Home Loan Bank Advances	3,472	3,472
Increase in cash surrender value of life insurance	(23,635)	(24,182)
Change in assets and liabilities:
Increase in accrued interest receivable	(46,020)	(72,447)
Increase in other assets	(385,356)	(351,355)
Increase in accrued interest payable and other liabilities	(198,907)	430,384
Net cash provided by operating activities	723,758	667,924
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,259,494)	(1,308,450)
Sales, calls, maturities and paydowns	2,321,556	7,853,159
Sale of non-marketable equity securities	149,266	1,100
Net increase in loans	(13,974,493)	(18,845,908)
Net (increase) decrease in federal funds sold	(2,714,000)	1,690,000
Proceeds from sale of foreclosed real estate	147,697	84,493
Proceeds from sale of repossessed assets	69,262	43,023
Purchase of premises and equipment	(64,076)	(56,177)
Net cash used in investing activities	(16,324,282)	(10,538,760)
Cash Flows from Financing Activities
Net increase in deposits	24,955,550	7,090,343
Proceeds from Federal Home Loan Bank advances	4,750,000	-
Principal reduction of Federal Home Loan Bank advances	(10,761,532)	(11,363)
Proceeds from federal funds purchased	329,100	438,000
Proceeds from stock options exercised	65,135	-
Shares repurchased and cancelled	(918,588)	-
Dividends paid	(534,282)	(261,696)
Net cash provided by financing activities	17,885,383	7,255,284
Net increase (decrease) in cash and cash equivalents	2,284,859	(2,615,552)
Cash and cash equivalents:
Beginning of period	3,755,817	5,946,649
End of period	$6,040,676	$3,331,097
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$725,787	$426,997
Interest paid on borrowings	96,545	15,060
Income taxes paid, net of refunds received	359,077	155,444
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	109,000	31,356
Other assets acquired in settlement of loans	81,400	39,500
Sale of foreclosed real estate through loan origination	-	3,923

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also, as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp, Inc. were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded.  The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.  Some items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net income.

Prior to the quarter ended June 30, 2018, the Company presented a maximum cash obligation related to ESOP shares within the temporary or mezzanine equity section of the Consolidated Balance Sheet. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480-10-S99–3A - Distinguishing Liabilities from Equity, any equity securities that the holders can demand cash in exchange for their securities must be classified outside of permanent equity if by their terms they can be put to the sponsor for cash.

For the year ended December 31, 2017, the Company has revised the Consolidated Statement of Shareholders’ Equity to reclassify the maximum cash obligation related to ESOP shares in the amount of $1,202,014 from temporary equity to permanent equity. Per the terms of the ESOP plan document, the put right shall not apply to the extent that the Company stock, at the time the put right would otherwise be exercisable, may be sold on an established market in accordance with federal and state securities laws and regulations.  Since the marketability of the Company’s stock was enhanced by their listing on the NASDAQ in 4th quarter 2016, the put right no longer applied as of December 31, 2016 and thereafter.  This reclassification impacted total equity for 2017 and 2016.  In addition, this change did not impact the Consolidated Statements of Income or Comprehensive Income, earnings per share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor requires amendment of, any previously filed annual or quarterly consolidated financial statements.

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

At June 30, 2018, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$355,873	$465,545	$835,455	$822,845
Basic potential common shares:
Weighted average shares outstanding	3,406,908	3,467,402	3,417,955	3,467,402
Weighted average unallocated ESOP shares	(171,107)	(189,920)	(173,454)	(192,220)
Basic weighted average shares outstanding	3,235,801	3,277,482	3,244,501	3,275,182
Dilutive potential common shares:
Weighted average RRP options outstanding	8,628	15,724	8,654	15,956
Dilutive weighted average shares outstanding	3,244,429	3,293,206	3,253,155	3,291,138
Basic earnings per share	$0.11	$0.14	$0.26	$0.25
Diluted earnings per share	$0.11	$0.14	$0.26	$0.25

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

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2018	2017
Shares allocated	113,662	104,272
Shares withdrawn from the plan	(21,260)	(21,030)
Unallocated shares	168,028	177,418
Total ESOP shares	260,430	260,660
Fair value of unallocated shares	$2,332,229	$2,561,916

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018:
Securities Available for Sale
State and municipal securities	$13,499,928	$120,290	$31,797	$13,588,421
Residential mortgage-backed securities	12,153,317	60,125	245,827	11,967,615
	$25,653,245	$180,415	$277,624	$25,556,036
December 31, 2017:
Securities Available for Sale
State and municipal securities	$13,756,573	$221,320	$7,460	$13,970,433
Residential mortgage-backed securities	12,075,689	121,840	122,287	12,075,242
	$25,832,262	$343,160	$129,747	$26,045,675

The amortized cost and fair value at June 30, 2018, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	709,801	719,943
Due after one year through five years	4,803,428	4,835,401
Due after five years through ten years	3,984,364	4,009,193
Due after ten years	4,002,335	4,023,884
Residential mortgage-backed securities	12,153,317	11,967,615
	$25,653,245	$25,556,036

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
Securities Available for Sale
State and municipal securities	$3,916,107	$31,797	$-	$-	$3,916,107	$31,797
Residential mortgage-backed securities	4,067,963	70,173	5,304,101	175,654	9,372,064	245,827
	$7,984,070	$101,970	$5,304,101	$175,654	$13,288,171	$277,624

December 31, 2017
Securities Available for Sale
State and municipal securities	$1,435,888	$7,460	$-	$-	$1,435,888	$7,460
Residential mortgage-backed securities	2,035,206	12,564	6,209,019	109,723	8,244,225	122,287
	$3,471,094	$20,024	$6,209,019	$109,723	$9,680,113	$129,747

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

At June 30, 2018, 44 securities had unrealized losses with an aggregate depreciation of 2.05% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2018 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended June 30, 2018 and proceeds of $4.6 million for the three months ended June 30, 2017. The sales during the three months ended June 30, 2017 resulted in gross realized gains of $21,160 and gross realized losses of $7,566, for net realized gains of $13,594. The tax provision applicable to the net realized gains amounted to $0 and $5,277 respectively, for the three months ended June 30, 2018 and 2017.

There were no proceeds from the sales of securities for the six months ended June 30, 2018 and proceeds of $5.0 million for the six months ended June 30, 2017. The sales during the six months ended June 30, 2017 resulted in gross realized gains of $21,202 and gross realized losses of $7,566, for net realized gains of $13,636. The tax provision applicable to the net realized gains amounted to $0 and $5,293 respectively, for the six months ended June 30, 2018 and 2017.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2018	2017
Mortgage loans:
One-to-four family residential loans	$129,972,216	$124,118,335
Multi-family residential loans	6,309,234	5,664,524
Total mortgage loans	136,281,450	129,782,859

Other loans:
Non-residential real estate loans	33,436,407	32,133,094
Commercial loans	17,805,385	20,759,262
Consumer direct	10,007,581	6,281,712
Purchased auto	25,503,446	20,550,610
Total other loans	86,752,819	79,724,678
Gross loans	223,034,269	209,507,537
Less: Allowance for loan losses	(2,545,986)	(2,472,446)
Loans, net	$220,488,283	$207,035,091

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	June 30,	December 31,
	2018	2017
Mortgage loans:
One-to-four family residential loans	$12,360,019	$14,811,329
Multi-family residential loans	262,750	265,625
Total mortgage loans	12,622,769	15,076,954

Other loans:
Non-residential real estate loans	2,332,610	2,120,630
Commercial loans	193,890	571,538
Consumer direct	38,801	59,353
Total other loans	2,565,301	2,751,521
Gross loans	15,188,070	17,828,475
Less: Allowance for loan losses	(115,719)	(135,000)
Loans, net	$15,072,351	$17,693,475

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$137,533	$300,636	$144,528	$461,334
Payment activity	(10,743)	(125,476)	(22,181)	(350,965)
Transfer to OREO	-	-	-	-
Accretion into interest income	4,443	80,587	8,886	145,378
	$131,233	$255,747	$131,233	$255,747

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $462,000 and $468,000 as of June 30, 2018 and December 31, 2017, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$5,149	$47,969	$9,592	$82,869
Net reclassification from non-accretable yield	-	68,286	-	98,177
Accretion into interest income	(4,443)	(80,587)	(8,886)	(145,378)
	$706	$35,668	$706	$35,668

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Purchased auto loans	$4,668,207	$3,520,709	$8,703,071	$5,055,646

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
One-to-four family	$(206,668)	$(80,924)	$(208,951)	$(166,991)
Multi-family	3,971	8,176	7,943	8,176
Non-residential	-	-	-	(51,960)
Consumer direct	2,091	(3,074)	3,818	(747)
Purchased auto	(10,941)	(27,273)	(41,770)	(45,341)
Net (charge-offs)/recoveries	$(211,547)	$(103,095)	$(238,960)	$(256,863)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 and 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2018	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,589,323	$25,126	$372,280	$153,075	$97,585	$333,144	$2,570,533
Provision charged to income	260,934	(4,461)	(45,346)	(19,263)	(41,864)	37,000	187,000
Loans charged off	(210,486)	-	-	-	-	(15,292)	(225,778)
Recoveries of loans previously charged off	3,818	3,971	-	-	2,091	4,351	14,231
Balance at end of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2017	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,449,007	$95,700	$250,464	$101,103	$99,051	$188,356	$2,183,681
Provision charged to income	62,834	(2,403)	(16,972)	10,801	21,523	84,217	160,000
Loans charged off	(83,402)	-	-	-	(5,351)	(30,851)	(119,604)
Recoveries of loans previously charged off	2,478	8,176	-	-	2,277	3,578	16,509
Balance at end of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2018	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	375,121	(5,277)	(44,159)	(19,784)	(86,275)	92,874	312,500
Loans charged off	(217,210)	-	-	-	-	(51,486)	(268,696)
Recoveries of loans previously charged off	8,259	7,943	-	-	3,818	9,716	29,736
Balance at end of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986

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

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$820,231	$-	$334,470	$1,016	$-	$-	$1,155,717
Loans acquired with deteriorated credit quality	131,233	-	-	-	-	-	131,233
Loans collectively evaluated for impairment	129,020,752	6,309,234	33,101,937	17,804,369	10,007,581	25,503,446	221,747,319
Balance at end of period	$129,972,216	$6,309,234	$33,436,407	$17,805,385	$10,007,581	$25,503,446	$223,034,269

Period-end amount allocated to:
Loans individually evaluated for impairment	$75,918	$-	$59,752	$-	$-	$-	$135,670
Loans acquired with deteriorated credit quality	14,580	-	-	-	-	-	14,580
Loans collectively evaluated for impairment	1,553,091	24,636	267,182	133,812	57,812	359,203	2,395,736
Balance at end of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986

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

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2018 and December 31, 2017:

June 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$951,464	$377,827	$573,637	$951,464	$90,498	$1,126,793
Multi-family	-	-	-	-	-	-
Non-residential	334,470	-	334,470	334,470	59,752	344,283
Commercial	1,016	1,016	-	1,016	-	2,564
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	4,276
	$1,286,950	$378,843	$908,107	$1,286,950	$150,250	$1,477,916

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,130,849	$746,579	$384,270	$1,130,849	$119,228	$1,795,888
Multi-family	-	-	-	-	-	-
Non-residential	355,203	-	355,203	355,203	110,055	749,271
Commercial	10,454	10,454	-	10,454	-	5,341
Consumer direct	-	-	-	-	-	-
Purchased auto	985	-	985	985	493	11,205
	$1,497,491	$757,033	$740,458	$1,497,491	$229,776	$2,561,705

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three and six months ended June 30, 2018, the Company recognized no cash basis interest income on impaired loans. For the three and six months ended June 30, 2017, the Company recognized approximately $3,000 and $6,000 in cash basis interest income on impaired loans.

At June 30, 2018 there were 17 impaired loans totaling approximately $1.3 million, compared to 19 impaired loans totaling approximately $1.5 million at December 31, 2017. The change in impaired loans was a result of writing down and moving three impaired loans totaling approximately $226,000 to OREO/repossessed assets, upgrading and returning one loan of approximately $323,000 to accrual status, pay-offs of approximately $93,000, and payments of approximately $69,000, offset by the addition of four loans totaling approximately $501,000 to the impaired loan list.

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

Impaired loans at June 30, 2018 included $140,000 of loans whose terms have been modified in troubled debt restructurings, compared to $473,000 at December 31, 2017. The amount of TDR loans included in impaired loans decreased approximately $333,000 as a result of upgrading and returning one loans of approximately $323,000 to accrual status and payments of approximately $10,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three or six months ended June 30, 2018 and 2017.

There were no TDR loans that were restructured during the twelve months prior to June 30, 2018 and 2017 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or six months ended June 30, 2018 and 2017.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2018 and December 31, 2017:

June 30, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$951,464	$-
Multi-family	-	-
Non-residential	334,470	-
Commercial	1,016	-
Consumer direct	-	-
Purchased auto	-	-
	$1,286,950	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,213,662	$-
Multi-family	-	-
Non-residential	355,203	-
Commercial	10,454	-
Consumer direct	-	-
Purchased auto	985	-
	$1,580,304	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2018 and December 31, 2017:

June 30, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,379,020	$220,966	$509,738	$2,109,724	$127,862,492	$129,972,216
Multi-family	-	-	-	-	6,309,234	6,309,234
Non-residential	487,613	-	-	487,613	32,948,794	33,436,407
Commercial	1,016	-	-	1,016	17,804,369	17,805,385
Consumer direct	-	-	-	-	10,007,581	10,007,581
Purchased auto	40,612	-	-	40,612	25,462,834	25,503,446
	$1,908,261	$220,966	$509,738	$2,638,965	$220,395,304	$223,034,269

December 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$860,502	$985,661	$99,601	$1,945,764	$122,172,571	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	478,930	394,634	-	873,564	31,259,530	32,133,094
Commercial	-	10,454	-	10,454	20,748,808	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	30,352	-	985	31,337	20,519,273	20,550,610
	$1,369,784	$1,390,749	$100,586	$2,861,119	$206,646,418	$209,507,537

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

At June 30, 2018 and December 31, 2017, the risk category of loans by class is as follows:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$860,465	$951,464	$-	$128,160,287	$129,972,216
Multi-family	-	-	-	-	6,309,234	6,309,234
Non-residential	32,865,688	236,249	334,470	-	-	33,436,407
Commercial	17,804,369	-	1,016	-	-	17,805,385
Consumer direct	-	-	-	-	10,007,581	10,007,581
Purchased auto	-	-	-	-	25,503,446	25,503,446
Total	$50,670,057	$1,096,714	$1,286,950	$-	$169,980,548	$223,034,269

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$529,738	$1,130,849	$-	$122,457,748	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	31,531,886	246,005	355,203	-	-	32,133,094
Commercial	20,748,808	-	10,454	-	-	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	-	-	985	-	20,549,625	20,550,610
Total	$52,280,694	$775,743	$1,497,491	$-	$154,953,609	$209,507,537

At June 30, 2018, the Company held $85,000 in foreclosed residential real estate property, compared to $84,100 at December 31, 2017. In addition, the Company also held $316,400 and $23,000 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at June 30, 2018 and December 31, 2017, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $0 for both of the six-month periods ended June 30, 2018 and 2017, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2018 and 2017, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and might require additional disclosures, depending on the impact of the adoption of the standard. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The standard does not apply to the majority of the Company’s revenue, including revenue associated with financial instruments such as loans, investment securities, and certain non-interest income, such as bank-owned life insurance, dividends on Federal Home Loan Bank (“FHLB”) stock, gains or losses on sales of investment securities, and deposit overdraft charges. The Company has completed its overall assessment of non-interest income and review of related contracts potentially affected by the guidance. The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

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

Descriptions of our significant revenue-generating transactions that are within the scope of the new revenue recognition standards, which are presented in the consolidated statements of comprehensive income as components of non-interest income, are as follows:

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

●

Gains/losses on sale of foreclosed real estate and repossessed assets. The Company records a gain or loss from the sale of foreclosed real estate and repossessed assets when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of foreclosed real estate and repossessed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate and repossessed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant component is present.

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

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	June 30,	December 31,
	2018	2017
Open lines of credit at 1.46%	$-	$4,000,000
Matured 02/15/2018 at 1.27%, fixed	-	1,000,000
Matured 03/30/2018 at 1.72%, fixed	-	499,357
Matured 05/15/2018 at 1.34%, fixed	-	2,000,000
Matures 09/25/2018 at 1.46%, fixed	2,000,000	2,000,000
Matures 03/15/2019 at 2.42%, fixed	1,500,000	-
Matures 04/01/2019 at 2.00%, fixed	498,824	497,089
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 10/03/2022 at 1.48%, fixed	98,403	108,841
	$9,097,227	$15,105,287

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

				Total
June 30, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,588,421	$-	$13,588,421
Residential mortgage-backed securities available for sale	-	11,967,615	-	11,967,615
	$-	$25,556,036	$-	$25,556,036

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,970,433	$-	$13,970,433
Residential mortgage-backed securities available for sale	-	12,075,242	-	12,075,242
	$-	$26,045,675	$-	$26,045,675

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

				Total
June 30, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$96,900	$96,900
Impaired loans, net	-	-	757,857	757,857

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$84,100	$84,100
Impaired loans, net	-	-	510,682	510,682

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

June 30, 2018
Foreclosed assets	$96,900	Appraisal of collateral	Appraisal adjustments	-13%	to	-82.6%
Impaired loans, net	$739,814	Appraisal of collateral	Appraisal adjustments	-36.3%	to	-64.4%
Impaired loans, net	$18,043	Discounted Future Cash Flows	Payment Stream		N/A

			Discount Rate		10%

December 31, 2017
Foreclosed assets	$84,100	Appraisal of collateral	Appraisal adjustments		-42%
Impaired loans, net	$415,567	Appraisal of collateral	Appraisal adjustments	-50%	to	-61.5%
Impaired loans, net	$95,115	Discounted Future Cash Flows	Payment Stream		N/A

			Discount Rate		10%

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2018 and December 31, 2017, are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,040,676	$6,040,676	$-	$-	$6,040,676
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	3,653,000	3,653,000	-	-	3,653,000
Securities	26,325,157	-	25,556,036	769,121	26,325,157
Net loans	220,488,283	-	-	217,252,967	217,252,967
Loans held for sale	594,227	-	594,227	-	594,227
Accrued interest receivable	840,469	840,469	-	-	840,469
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	12,309,330	12,309,330	-	-	12,309,330
Interest bearing deposits	195,420,844	-	-	196,288,670	196,288,670
Accrued interest payable	6,003	6,003	-	-	6,003
FHLB advances	9,097,227	-	9,040,824	-	9,040,824
Federal funds purchased	329,100	329,100	-	-	329,100

	Carrying	December 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,755,817	$3,755,817	$-	$-	$3,755,817
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	939,000	939,000	-	-	939,000
Securities	26,964,062	-	26,045,675	918,387	26,964,062
Net loans	207,035,091	-	-	208,823,729	208,823,729
Loans held for sale	499,375	-	499,375	-	499,375
Accrued interest receivable	794,449	794,449	-	-	794,449
Mortgage servicing rights	423,522	-	-	423,522	423,522
Financial Liabilities:
Non-interest bearing deposits	11,562,801	11,562,801	-	-	11,562,801
Interest bearing deposits	171,211,823	-	-	171,915,595	171,915,595
Accrued interest payable	661	661	-	-	661
FHLB advances	15,105,287	-	15,080,025	-	15,080,025

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At June 30, 2018 and December 31, 2017, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2018 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2018.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

Total consolidated assets as of June 30, 2018 were $273.8 million, an increase of $18.4 million, or 7.2%, from $255.4 million at December 31, 2017.  The increase was primarily due to an increase of $13.5 million in the net loan portfolio, an increase in cash and cash equivalents of $2.3 million, an increase in federal funds sold of $2.7 million, and an increase in other assets of $0.4 million, partially off-set by decreases in securities available for sale of $0.5 million and decreases in non-marketable equity securities of $0.1 million.

Cash and cash equivalents increased $2.3 million, or 60.8%, to $6.1 million at June 30, 2018 from $3.8 million at December 31, 2017. The increase in cash and cash equivalents was primarily a result of cash provided by financing activities of $17.9 million and cash provided by operating activities of $0.7 million exceeding cash used in investing activities of $16.3 million. The net cash provided by financing activities includes increases in deposits of $24.9 million, proceeds from Federal Home Loan Bank advances of $4.8 million, proceeds from federal funds sold of $0.3 million, and proceeds from stock options exercised of $0.1 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $10.8 million, shares repurchased and cancelled of $0.9 million and dividends of $0.5 million. The cash used in investing activities included a gross increase in loans of approximately $14.0 million, an increase in federal funds sold of $2.7 million and the purchase of $2.3 million in securities available for sale, offset by available for sale security maturities and pay-downs of $2.3 million, the sale of non-marketable equity securities of $0.1 million and proceeds from the sale of foreclosed real estate of $0.1 million.

Federal funds sold increased $2.7 million, or 289.0%, to $3.7 million at June 30, 2018, from $1.0 million at December 31, 2017.

Securities available for sale decreased $0.4 million, or 1.9%, to $25.6 million at June 30, 2018 from $26.0 million at December 31, 2017. The decrease was due to pay-downs of $1.4 million, calls and maturities of $0.9 million and depreciation and unrealized losses totaling $0.4 million, exceeding new securities purchases of $2.3 million.

Net loans increased by $13.5 million, or 6.5% to $220.5 million at June 30, 2018 compared to $207.0 million at December 31, 2017 primarily as a result of a $5.9 million increase in one-to-four family loans, a $5.0 million increase in purchased auto loans, a $3.7 million increase in consumer direct loans, a $1.3 million increase in non-residential real estate loans, and a $0.6 million increase in multi-family residential loans, partially off-set by a $3.0 million decrease in commercial loans.

Total deposits increased $24.9 million, or 13.7%, to $207.7 million at June 30, 2018 from $182.8 million at December 31, 2017. At June 30, 2018 checking accounts increased by $12.9 million, money market accounts increased by $0.4 million, savings accounts increased by $0.3 million and certificates of deposit increased by $11.3 million as compared to December 31, 2017. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates begin to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

FHLB advances decreased $6.0 million, or 39.8% to $9.1 million at June 30, 2018 compared to $15.1 million at December 31, 2017.

Stockholders’ equity decreased approximately $0.6 million, or 1.2% to $52.5 million at June 30, 2018 from $53.1 million at December 31, 2017. The decrease reflects $0.9 million to repurchase and cancel 65,635 outstanding shares, $0.5 million in dividends and a decrease in other comprehensive income of $0.2 million related to a decrease in the fair value of securities available for sale. These decreases were partially off-set by net income of $0.8 million for the six months ended June 30, 2018 and proceeds from stock options exercised and the allocation of ESOP shares totaling approximately $0.2 million.

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

The non-performing assets to total assets ratio was 0.51% at June 30, 2018 which is down from 0.62% at December 31, 2017. During the first six months of 2018, non-performing assets decreased 16.8% to $1.4 million from $1.7 million as of December 31, 2017. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of writing down and moving three impaired loans totaling approximately $226,000 to OREO/repossessed assets, upgrading and returning one loans of approximately $323,000 to accrual status, pay-offs of approximately $93,000, and payments of approximately $69,000, offset by the addition of four loans totaling approximately $501,000 to the impaired loan list. Additionally, foreclosed real estate increased approximately $1,000, while other repossessed assets decreased approximately $15,000.

The following table summarizes non-performing assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
		(In Thousands)
Non-accrual:
One-to-four family	$951	$896	$1,214	$1,610	$1,814
Multi-family	-	-	-	-	-
Non-residential real estate	335	345	355	368	458
Commercial	1	3	10	13	-
Consumer direct	-	-	-	-	-
Purchased auto	-	13	1	3	26
Total non-accrual loans	1,287	1,257	1,580	1,994	2,298
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,287	1,257	1,580	1,994	2,298
Foreclosed real estate	85	24	84	83	-
Other repossessed assets	12	27	-	-	13
Total nonperforming assets	$1,384	$1,308	$1,664	$2,077	$2,311

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Allowance for loan losses as a percent of gross loans receivable	1.14%	1.15%	1.18%	1.23%	1.21%
Allowance for loan losses as a percent of total nonperforming loans	197.82%	204.53%	156.46%	118.66%	97.52%
Nonperforming loans as a percent of gross loans receivable	0.58%	0.56%	0.75%	1.00%	1.24%
Nonperforming loans as a percent of total assets	0.47%	0.47%	0.62%	0.81%	0.97%
Nonperforming assets as a percent of total assets	0.51%	0.49%	0.65%	0.85%	0.98%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

General. Net income for the three months ended June 30, 2018 was $0.4 million compared to net income of $0.5 million for the three months ended June 30, 2017. The decrease in net income of $0.1 million, or 23.6%, was primarily attributed to an increase in total other expenses of $0.2 million and a decrease in total other income of $0.1 million, partially off-set by an increase in net interest income after provision for loan losses of $0.1 million and a decrease in income tax expense of $0.1 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,547	$2,114	$433	20.48%
Securities:
Residential mortgage-backed securities	71	126	(55)	(43.65)
State and municipal securities	103	127	(24)	(18.90)
Dividends on non-marketable equity securities	5	2	3	150.00
Interest-bearing deposits	30	7	23	328.57
Total interest and dividend income	2,756	2,376	380	15.99
Interest expense:
Deposits	401	223	178	79.82
Borrowings	48	8	40	500.00
Total interest expense	449	231	218	94.37
Net interest income	$2,307	$2,145	$162	7.55%

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

	Three Months Ended June 30,
	2018			2017
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$221,083	$2,547	4.61%	$177,537	$2,114	4.76%
Securities, net (2)	25,575	174	2.72%	41,456	253	2.44%
Non-marketable equity securities	769	5	2.60%	752	2	1.06%
Interest-bearing deposits	5,002	30	2.40%	1,084	7	2.58%
Total interest-earning assets	252,429	2,756	4.37%	220,829	2,376	4.30%
Non-interest-earning assets	19,936			18,802
Total assets	272,365			239,631

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$28,277	$20	0.28%	$30,633	$18	0.24%
Savings accounts	26,657	5	0.08%	27,358	5	0.07%
Certificates of Deposit accounts	99,914	347	1.39%	81,339	197	0.97%
Checking accounts	38,750	29	0.30%	29,190	3	0.04%
Advances and borrowed funds	9,873	48	1.94%	1,783	8	1.79%
Total interest-bearing liabilities	203,471	449	0.88%	170,303	231	0.54%
Non-interest-bearing liabilities	16,441			15,753
Total liabilities	219,912			186,056
Equity	52,453			53,575
Total liabilities and equity	272,365			239,631
Net interest income		$2,307			$2,145
Net interest rate spread (3)			3.48%			3.76%
Net interest margin (4)			3.66%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.06%			129.67%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2018 and 2017. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2018 Compared to 2017
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$500	$(67)	$433
Securities, net	(108)	29	(79)
Non-marketable equity securities	-	3	3
Interest-bearing deposits	24	(1)	23
Total interest-earning assets	$416	$(36)	$380
Interest expense on
Money Market accounts	$(1)	$3	$2
Passbook accounts	-	-	-
Certificates of Deposit accounts	65	85	150
Checking	7	19	26
Advances and borrowed funds	39	1	40
Total interest-bearing liabilities	110	108	218
Change in net interest income	$306	$(144)	$162

Net interest income increased by $0.2 million, or 7.6%, to $2.3 million for the three months ended June 30, 2018, from $2.1 million for the three months ended June 30, 2017.  Interest and dividend income increased $0.4 million, or 16.0%, primarily due to an increase in the average balances of interest-earning assets of $31.6 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 34 basis points to 0.88%, due to higher interest rates for the three months ended June 30, 2018. The net interest margin decreased 23 basis points, or 5.9% during the three months ended June 30, 2018 to 3.66% from 3.89%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.2 million for both of the three-month periods ended June 30, 2018 and 2017. The allowance for loan losses was $2.5 million, or 1.14% of total gross loans at June 30, 2018 compared to $2.2 million, or 1.21% of gross loans at June 30, 2017. Net charge-offs during the second quarter of 2018 were approximately $0.2 million compared to $0.1 million during the second quarter of 2017. General reserves were higher at June 30, 2018, when compared to June 30, 2017, as the balances in all loan categories increased during the twelve months ended June 30, 2018. These increases to the allowance were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended June 30, 2018, as compared to the same period ended June 30, 2017. Additionally, specific reserves as of June 30, 2018 were lower than they were as of June 30, 2017. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.5% in LaSalle County, 5.0% in Grundy County, and 4.3% for the State of Illinois, versus the national level of 4.0%. Based on a review of the loans that were in the loan portfolio at June 30, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2018 and 2017.

	Three months ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$21	$(21)	(100.00%)
Gain on sale of loans	176	210	(34)	(16.19)
Gain on sale of repossessed assets	3	11	(8)	(72.73)
Loan origination and servicing income	208	203	5	2.46
Origination of mortgage servicing rights, net of amortization	10	19	(9)	(47.37)
Customer service fees	126	121	5	4.13
Increase in cash surrender value of life insurance	12	12	-	-
Other	24	32	(8)	(25.00)
Total other income	$559	$629	$(70)	(11.13%)

The decrease in total other income was primarily due to lower revenues related to mortgage banking activity, as gain on sale of loans and loan origination and servicing income decreased as a result of decreases in originations and sales during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Additionally, there were no gains on sales of securities during the three months ended June 30, 2018 as compared gains of $21,000 during the three months ended June 30, 2017.

Other Expense. The following table summarizes other expense for the three months ended June 30, 2018 and 2017.

	Three months ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,103	$1,083	$20	1.85%
Directors fees	47	41	6	14.63
Occupancy	160	162	(2)	(1.23)
Deposit insurance premium	17	13	4	30.77
Legal and professional services	101	94	7	7.45
Data processing	161	153	8	5.23
Loss on sale of securities	-	7	(7)	(100.00)
Loan expense	194	132	62	46.97
Valuation adjustments and expenses on foreclosed real estate	12	2	10	500.00
Loss on sale of foreclosed real estate	2	-	2	100.00
Loss on sale of repossessed assets	1	-	1	100.00
Other	412	293	119	40.61
Total other expenses	$2,210	$1,980	$230	11.62%

Efficiency ratio (1)	77.11%	71.38%
(1) Computed as total other expenses divided by the sum of net interest income and total other income.

The increase in total other expense was primarily due to higher other expenses, increased loan expenses, and higher salaries and employee benefits. The higher loan expenses are primarily a result of the increase in purchased auto loans and in-house auto loans. The efficiency ratio increased due to increased total other expenses for the 2018 period.

Income Taxes. The Company recorded income tax expense of $0.1 million for the three-month period ended June 30, 2018, as compared to approximately $0.2 million for the three-month period ended June 30, 2017. The decrease in income tax expense was primarily a result of the Tax Cut and Jobs Act (the “TCJA”) enacted on December 22, 2017, which reduces corporate tax rates from 34% to 21%.

The Company’s income tax differed from the maximum statutory federal rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively as follows:

	Three Months Ended
	June 30,
	2018	2017

Expected income taxes	$98,401	$221,704
Income tax effect of:
State taxes, net of federal tax benefit	30,152	27,551
Tax exempt interest	(19,402)	(42,078)
Income taxed at lower rates	(4,686)	(6,334)
Other	8,239	(32,947)
	$112,704	$167,896

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

General. Net income was $0.8 million for both of the six-month periods ended June 30, 2018 and 2017.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,946	$4,087	$859	21.02%
Securities:
Residential mortgage-backed securities	139	262	(123)	(46.95)
State and municipal securities	204	258	(54)	(20.93)
Dividends on non-marketable equity securities	9	3	6	200.00
Interest-bearing deposits	45	16	29	181.25
Total interest and dividend income	5,343	4,626	717	15.50
Interest expense:
Deposits	733	428	305	71.26
Borrowings	97	15	82	546.67
Total interest expense	830	443	387	87.36
Net interest income	$4,513	$4,183	$330	7.89%

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

	Six Months Ended June 30,
	2018			2017
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$217,037	$4,946	4.56%	$171,104	$4,087	4.78%
Securities, net (2)	25,436	343	2.70%	42,573	520	2.44%
Non-marketable equity securities	771	9	2.33%	753	3	0.80%
Interest-bearing deposits	4,525	45	1.99%	2,744	16	1.17%
Total interest-earning assets	247,769	5,343	4.31%	217,174	4,626	4.26%
Non-interest-earning assets	19,314			18,879
Total assets	267,083			236,053

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$27,731	$38	0.27%	$30,541	$33	0.22%
Savings accounts	26,496	10	0.08%	26,270	10	0.08%
Certificates of Deposit accounts	98,381	650	1.32%	81,187	379	0.93%
Checking accounts	36,732	35	0.19%	28,649	6	0.04%
Advances and borrowed funds	10,617	97	1.83%	1,453	15	2.06%
Total interest-bearing liabilities	199,957	830	0.83%	168,100	443	0.53%
Non-interest-bearing liabilities	14,443			14,645
Total liabilities	214,400			182,745
Equity	52,683			53,308
Total liabilities and equity	267,083			236,053
Net interest income		$4,513			$4,183
Net interest rate spread (3)			3.48%			3.73%
Net interest margin (4)			3.64%			3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.91%			129.19%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2018 and 2017. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2018 Compared to 2017
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$1,049	$(190)	$859
Securities, net	(231)	54	(177)
Non-marketable equity securities	-	6	6
Interest-bearing deposits	18	11	29
Total interest-earning assets	$836	$(119)	$717
Interest expense on
Money Market accounts	$(3)	$8	$5
Passbook accounts	-	-	-
Certificates of Deposit accounts	113	158	271
Checking	7	22	29
Advances and borrowed funds	84	(2)	82
Total interest-bearing liabilities	201	186	387
Change in net interest income	$635	$(305)	$330

Net interest income increased by $0.3 million, or 7.9%, to $4.5 million for the six months ended June 30, 2018, from $4.2 million for the six months ended June 30, 2017.  Interest and dividend income increased $0.7 million, or 15.5%, primarily due to an increase in the average balances of interest-earning assets of $30.6 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 30 basis points to 0.83%, due to higher interest rates for the six months ended June 30, 2018. The net interest margin decreased 21 basis points, or 5.5% during the six months ended June 30, 2018 to 3.64% from 3.85%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.3 million for both of the six-month periods ended June 30, 2018 and 2017. The allowance for loan losses was $2.5 million, or 1.14% of total gross loans at June 30, 2018 compared to $2.2 million, or 1.21% of gross loans at June 30, 2017. Net charge-offs during the first six months of 2018 were approximately $0.2 million compared to $0.3 million during the first six months of 2017. General reserves were higher at June 30, 2018, when compared to June 30, 2017, as the balances in all loan categories increased during the twelve months ended June 30, 2018. These increases to the allowance were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended June 30, 2018, as compared to the same period ended June 30, 2017. Additionally, specific reserves as of June 30, 2018 were lower than they were as of June 30, 2017. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.5% in LaSalle County, 5.0% in Grundy County, and 4.3% for the State of Illinois, versus the national level of 4.0%. Based on a review of the loans that were in the loan portfolio at June 30, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2018 and 2017.

	Six months ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$21	$(21)	(100.00%)
Gain on sale of loans	309	317	(8)	(2.52)
Gain on sale of foreclosed real estate	42	24	18	75.00
Gain on sale of repossessed assets	4	14	(10)	(71.43)
Loan origination and servicing income	371	304	67	22.04
Origination of mortgage servicing rights, net of amortization	23	34	(11)	(32.35)
Customer service fees	249	237	12	5.06
Increase in cash surrender value of life insurance	23	24	(1)	(4.17)
Other	49	60	(11)	(18.33)
Total other income	$1,070	$1,035	$35	3.38%

The increase in total other income was primarily due to increases in loan origination and servicing income and in the gain on sale of foreclosed real estate, partially off-set by decreases in gains on sale of securities and other income.

Other Expense. The following table summarizes other expense for the six months ended June 30, 2018 and 2017.

	Six months ended
	June 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$2,116	$2,078	$38	1.83%
Directors fees	95	82	13	15.85
Occupancy	335	326	9	2.76
Deposit insurance premium	33	26	7	26.92
Legal and professional services	190	190	-	-
Data processing	316	292	24	8.22
Loss on sale of securities	-	7	(7)	(100.00)
Loan expense	362	250	112	44.80
Valuation adjustments and expenses on foreclosed real estate	21	7	14	200.00
Loss on sale of foreclosed real estate	2	-	2	100.00
Loss on sale of repossessed assets	4	-	4	100.00
Other	677	538	139	25.84
Total other expenses	$4,151	$3,796	$355	9.35%

Efficiency ratio (1)	74.35%	72.75%
(1) Computed as total other expenses divided by the sum of net interest income and total other income.

The increase in other expense was primarily due to higher other expenses, increased loan expenses, and higher salaries and employee benefits. The higher loan expenses are primarily a result of the increase in purchased auto loans and in-house auto loans. The efficiency ratio increased due to increased total other expenses for the 2018 period.

Income Taxes. The Company recorded income tax expense of $0.3 million for both of the six-month periods ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company had net income of $0.8 million with approximately $0.2 million in tax exempt income and an Illinois tax rate of 9.5%, compared to net income of $0.8 million with approximately $0.2 million in tax exempt income and an Illinois tax rate of 7.75% for the six months ended June 30, 2017.

The Company’s income tax differed from the maximum statutory federal rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively as follows:

	Six Months Ended
	June 30,
	2018	2017

Expected income taxes	$235,267	$410,205
Income tax effect of:
State taxes, net of federal tax benefit	79,470	55,298
Tax exempt interest	(39,078)	(85,441)
Income taxed at lower rates	(11,203)	(11,720)
Other	20,408	(19,173)
	$284,864	$349,169

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

At June 30, 2018, the Bank had outstanding commitments to originate $4.2 million in loans, unfunded lines of credit of $18.3 million, and $7.6 million in commitments to fund construction loans. In addition, as of June 30, 2018, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $46.3 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2018, the Bank had $57.2 million of available credit from the FHLBC and there were $9.1 million in FHLBC advances outstanding. In addition, as of June 30, 2018 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2018, the Company had cash and cash equivalents of $7.8 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2018 of 21.47%, 20.24%, 20.24%, and 15.62%, respectively, compared to ratios at December 31, 2017 of 22.52%, 21.27%, 21.27% and 16.21%, respectively. As of January 1, 2018, the Bank must hold 1.875% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. As of June 30, 2018, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income (Loss); (iv) the Condensed Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.
Registrant

Date: August 14, 2018	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)