Form 10-Q
period 2018-09-30
Ottawa Bancorp Inc
filed 2018-11-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2018
Common Stock, $0.01 par value	3,385,057

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2018

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$3,705,861	$2,426,924
Interest bearing deposits	7,039,083	1,328,893
Total cash and cash equivalents	10,744,944	3,755,817
Time deposits	250,000	250,000
Federal funds sold	198,000	939,000
Securities available for sale	24,591,561	26,045,675
Non-marketable equity securities	835,368	918,387
Loans, net of allowance for loan losses of $2,594,433 and $2,472,446 at September 30, 2018 and December 31, 2017, respectively	224,089,736	207,035,091
Loans held for sale	543,000	499,375
Premises and equipment, net	6,632,149	6,670,088
Accrued interest receivable	842,124	794,449
Foreclosed real estate	-	84,100
Deferred tax assets	2,092,546	1,870,490
Cash surrender value of life insurance	2,329,421	2,293,800
Goodwill	649,869	649,869
Core deposit intangible	242,500	286,000
Other assets	3,695,089	3,307,734
Total assets	$277,736,307	$255,399,875
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,911,007	$11,562,801
Interest bearing	196,951,697	171,211,823
Total deposits	208,862,704	182,774,624
Accrued interest payable	8,693	661
FHLB advances	12,097,677	15,105,287
Other liabilities	4,120,214	4,416,368
Total liabilities	225,089,288	202,296,940
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,383,160 and 3,451,802 shares issued at September 30, 2018 and December 31, 2017, respectively	33,832	34,518
Additional paid-in-capital	35,923,153	36,949,508
Retained earnings	18,450,924	17,720,962
Unallocated ESOP shares	(1,621,120)	(1,754,632)
Accumulated other comprehensive (loss) income	(139,770)	152,579
Total stockholders' equity	52,647,019	53,102,935
Total liabilities and stockholders' equity	$277,736,307	$255,399,875

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$2,596,019	$2,204,397	$7,541,652	$6,291,581
Securities:
Residential mortgage-backed and related securities	67,156	98,541	205,975	360,557
State and municipal securities	102,269	116,431	305,920	373,999
Dividends on non-marketable equity securities	5,079	1,812	14,473	5,154
Interest-bearing deposits	30,516	5,357	75,864	21,403
Total interest and dividend income	2,801,039	2,426,538	8,143,884	7,052,694
Interest expense:
Deposits	454,352	247,897	1,187,481	676,374
Borrowings	46,584	20,564	143,129	35,624
Total interest expense	500,936	268,461	1,330,610	711,998
Net interest income	2,300,103	2,158,077	6,813,274	6,340,696
Provision for loan losses	65,000	210,000	377,500	460,000
Net interest income after provision for loan losses	2,235,103	1,948,077	6,435,774	5,880,696
Other income:
Gain on sale of securities	-	77,028	-	98,230
Gain on sale of loans	155,656	205,375	464,527	522,360
Gain on sale of foreclosed real estate	59,511	5,182	101,546	29,242
Gain on sale of repossessed assets	8,911	1,123	13,094	15,419
Loan origination and servicing income	244,351	159,078	615,369	462,787
Origination of mortgage servicing rights, net of amortization	4,124	21,293	26,977	55,405
Customer service fees	135,710	123,288	384,717	360,359
Increase in cash surrender value of life insurance	11,986	11,999	35,621	36,182
Other	23,973	28,940	72,607	89,044
Total other income	644,222	633,306	1,714,458	1,669,028
Other expenses:
Salaries and employee benefits	1,139,592	1,047,416	3,255,532	3,124,939
Directors fees	43,000	40,800	137,750	122,400
Occupancy	159,892	158,716	494,353	484,496
Deposit insurance premium	17,107	15,437	49,933	41,648
Legal and professional services	89,623	92,007	279,273	282,129
Data processing	169,316	144,137	485,210	435,244
Loss on sale of securities	-	47,603	-	55,169
Loan expense	189,814	152,645	552,483	403,088
Valuation adjustments and expenses on foreclosed real estate	4,465	2,662	25,265	10,184
Loss on sale of OREO	-	336	2,438	336
Loss on sale of repossessed assets	3,745	-	8,166	274
Other	280,830	269,710	957,569	807,889
Total other expenses	2,097,384	1,971,469	6,247,972	5,767,796
Income before income tax expense	781,941	609,914	1,902,260	1,781,928
Income tax expense	191,798	155,163	476,662	504,332
Net income	$590,143	$454,751	$1,425,598	$1,277,596
Basic earnings per share	$0.18	$0.14	$0.44	$0.39
Diluted earnings per share	$0.18	$0.14	$0.44	$0.39
Dividends per share	$0.05	$0.04	$0.215	$0.12

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2018 and 2017

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$590,143	$454,751	$1,425,598	$1,277,596
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(98,287)	(62,663)	(408,908)	354,599
Reclassification adjustment for (gains) included in net income	-	(29,425)	-	(43,061)
Other comprehensive (loss) income, before tax	(98,287)	(92,088)	(408,908)	311,538
Income tax (benefit) expense related to items of other comprehensive (loss) income	(28,017)	(31,109)	(116,559)	126,770
Other comprehensive (loss) income, net of tax	(70,270)	(60,979)	(292,349)	184,768
Comprehensive income	$519,873	$393,772	$1,133,249	$1,462,364

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2016	$34,674	$37,117,311	$17,455,472	$(1,932,648)	$69,224	$52,744,033
Net income	-	-	1,277,596	-	-	1,277,596
Other comprehensive income	-	-	-	-	184,768	184,768
Allocation 14,085 of ESOP shares	-	56,765	-	133,512	-	190,277
RRP options exercised	20	7,120	-	-	-	7,140
Cash dividends paid, $0.08 per share	-	-	(392,265)	-	-	(392,625)
Balance, September 30, 2017	$34,694	$37,181,196	$18,340,443	$(1,799,136)	$253,992	$54,011,189

Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$152,579	$53,102,935
Net income	-	-	1,425,598	-	-	1,425,598
Other comprehensive income	-	-	-	-	(292,349)	(292,349)
Allocation 9,390 of ESOP shares	-	61,945	-	133,512	-	195,457
RRP options exercised	140	64,995	-	-	-	65,135
Cash dividends paid, $0.165 per share	-	-	(695,636)	-	-	(695,636)
Repurchase 82,635 shares for retirement	(826)	(1,153,295)	-	-	-	(1,154,121)
Balance, September 30, 2018	$33,832	$35,923,153	$18,450,924	$(1,621,120)	$(139,770)	$52,647,019

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

   (Unaudited)

	2018	2017
Cash Flows from Operating Activities
Net income	$1,425,598	$1,277,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,464	184,080
Provision for loan losses	377,500	460,000
Provision for deferred income taxes	(105,497)	(38,676)
Net amortization of premiums and discounts on securities	172,302	382,730
Gain on sale of securities, net	-	(43,061)
Origination of mortgage loans held for sale	(15,368,636)	(16,894,581)
Proceeds from sale of mortgage loans held for sale	15,789,538	17,062,914
Gain on sale of loans, net	(464,527)	(522,360)
Origination of mortgage servicing rights, net of amortization	(25,876)	(55,405)
Gain on sale of foreclosed real estate, net	(99,108)	(29,242)
Loss (gain) on sale of repossessed assets, net	(4,928)	(15,145)
ESOP compensation expense	195,457	190,277
Amortization of core deposit intangible	43,500	55,182
Amortization (accretion) of fair value adjustments on acquired:
Loans	22,366	184,879
Certificates of deposit	-	(14,000)
Federal Home Loan Bank Advances	3,922	5,209
Increase in cash surrender value of life insurance	(35,621)	(36,182)
Change in assets and liabilities:
Increase in accrued interest receivable	(47,675)	3,865
Increase in other assets	(348,479)	(553,594)
Increase in accrued interest payable and other liabilities	(288,122)	(33,790)
Net cash provided by operating activities	1,424,178	1,570,696
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,259,494)	(1,308,450)
Sales, calls, maturities and paydowns	3,132,398	15,664,727
Sale of non-marketable equity securities	83,019	1,100
Net increase in loans	(17,647,718)	(31,066,772)
Net decrease (increase) in federal funds sold	741,000	(2,015,000)
Proceeds from sale of foreclosed real estate	247,408	193,075
Proceeds from sale of repossessed assets	120,935	57,145
Purchase of premises and equipment	(144,525)	(65,174)
Net cash used in investing activities	(15,726,977)	(18,539,349)
Cash Flows from Financing Activities
Net increase in deposits	26,088,080	6,357,136
Proceeds from Federal Home Loan Bank advances	9,750,000	8,000,000
Principal reduction of Federal Home Loan Bank advances	(12,761,532)	(11,363)
Proceeds from stock options exercised	65,135	7,140
Shares repurchased and cancelled	(1,154,121)	-
Dividends paid	(695,636)	(392,625)
Net cash provided by financing activities	21,291,926	13,960,288
Net increase (decrease) in cash and cash equivalents	6,989,127	(3,008,365)
Cash and cash equivalents:
Beginning of period	3,755,817	5,946,649
End of period	$10,744,944	$2,938,284
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,179,449	$672,905
Interest paid on borrowings	143,129	35,624
Income taxes paid, net of refunds received	359,077	515,444
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	64,200	218,256
Other assets acquired in settlement of loans	129,007	39,500
Sale of foreclosed real estate through loan origination	44,800	3,923

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

At September 30, 2018, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2018.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$590,143	$454,751	$1,425,598	$1,277,596
Basic potential common shares:
Weighted average shares outstanding	3,393,111	3,468,228	3,409,674	3,467,680
Weighted average unallocated ESOP shares	(166,430)	(185,243)	(171,113)	(189,903)
Basic weighted average shares outstanding	3,226,681	3,282,985	3,238,561	3,277,777
Dilutive potential common shares:
Weighted average options outstanding	8,606	14,726	8,638	14,419
Dilutive weighted average shares outstanding	3,235,287	3,297,711	3,247,199	3,292,196
Basic earnings per share	$0.18	$0.14	$0.44	$0.39
Diluted earnings per share	$0.18	$0.14	$0.44	$0.39

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unallocated ESOP shares reduce accrued interest.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2018	2017
Shares allocated	118,356	104,272
Shares withdrawn from the plan	(21,260)	(21,030)
Unallocated shares	163,334	177,418
Total ESOP shares	260,430	260,660
Fair value of unallocated shares	$2,262,176	$2,561,916

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018:
Securities Available for Sale
State and municipal securities	$13,489,528	$76,744	$58,591	$13,507,681
Residential mortgage-backed securities	11,297,528	44,328	257,976	11,083,880
	$24,787,056	$121,072	$316,567	$24,591,561
December 31, 2017:
Securities Available for Sale
State and municipal securities	$13,756,573	$221,320	$7,460	$13,970,433
Residential mortgage-backed securities	12,075,689	121,840	122,287	12,075,242
	$25,832,262	$343,160	$129,747	$26,045,675

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at September 30, 2018, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$53,143	$53,105
Due after three months through one year	654,100	660,097
Due after one year through five years	5,117,303	5,132,712
Due after five years through ten years	3,984,363	3,991,949
Due after ten years	3,680,619	3,669,818
Residential mortgage-backed securities	11,297,528	11,083,880
	$24,787,056	$24,591,561

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Securities Available for Sale
State and municipal securities	$6,586,417	$58,591	$-	$-	$6,586,417	$58,591
Residential mortgage-backed securities	3,548,309	62,293	5,513,265	195,683	9,061,574	257,976
	$10,134,726	$120,884	$5,513,265	$195,683	$15,647,991	$316,567

December 31, 2017
Securities Available for Sale
State and municipal securities	$1,435,888	$7,460	$-	$-	$1,435,888	$7,460
Residential mortgage-backed securities	2,035,206	12,564	6,209,019	109,723	8,244,225	122,287
	$3,471,094	$20,024	$6,209,019	$109,723	$9,680,113	$129,747

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

At September 30, 2018, 55 securities had unrealized losses with an aggregate depreciation of 1.98% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2018 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended September 30, 2018 and proceeds of $6.6 million for the three months ended September 30, 2017. The sales during the three months ended September 30, 2017 resulted in gross realized gains of $77,028 and gross realized losses of $47,603, for net realized gains of $29,425. The tax provision applicable to the net realized gains amounted to $0 and $11,422 respectively, for the three months ended September 30, 2018 and 2017.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

There were no proceeds from the sales of securities for the nine months ended September 30, 2018 and proceeds of $11.6 million for the nine months ended September 30, 2017. The sales during the nine months ended September 30, 2017 resulted in gross realized gains of $98,230 and gross realized losses of $55,169, for net realized gains of $43,061. The tax provision applicable to the net realized gains amounted to $0 and $16,715 respectively, for the nine months ended September 30, 2018 and 2017.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2018	2017
Mortgage loans:
One-to-four family residential loans	$132,990,216	$124,118,335
Multi-family residential loans	6,347,040	5,664,524
Total mortgage loans	139,337,256	129,782,859

Other loans:
Non-residential real estate loans	34,715,050	32,133,094
Commercial loans	16,556,093	20,759,262
Consumer direct	11,525,881	6,281,712
Purchased auto	24,549,889	20,550,610
Total other loans	87,346,913	79,724,678
Gross loans	226,684,169	209,507,537
Less: Allowance for loan losses	(2,594,433)	(2,472,446)
Loans, net	$224,089,736	$207,035,091

Loans acquired in the Merger with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the acquisition date, which was December 31, 2014, had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and non-accretable discount of $(1,508,000).

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$131,233	$255,747	$144,528	$461,334
Payment activity	(6,593)	(131,108)	(28,774)	(482,073)
Accretion into interest income	213	24,931	9,099	170,309
	$124,853	$149,570	$124,853	$149,570

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $460,000 and $468,000 as of September 30, 2018 and December 31, 2017, respectively.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$706	$35,668	$9,592	$82,869
Net reclassification from non-accretable yield	-	3,292	-	101,469
Accretion into interest income	(213)	(24,931)	(9,099)	(170,309)
	$493	$14,029	$493	$14,029

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Purchased auto loans	$1,309,729	$4,979,707	$10,012,800	$10,035,353

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
One-to-four family	$6,461	$(84,240)	$(202,491)	$(251,231)
Multi-family	3,972	3,972	11,915	12,148
Non-residential	-	(1,726)	-	(53,686)
Consumer direct	2,948	(1,756)	6,766	(2,503)
Purchased auto	(29,934)	(591)	(71,703)	(45,932)
Net (charge-offs)/recoveries	$(16,553)	$(84,341)	$(255,513)	$(341,204)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2018	family	family	residential	Commercial	direct	Auto	Total
Balance at beginning of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986
Provision charged to income	34,878	(3,190)	21,694	(1,209)	2,706	10,121	65,000
Loans charged off	-	-	-	-	-	(38,764)	(38,764)
Recoveries of loans previously charged off	6,461	3,972	-	-	2,948	8,830	22,211
Balance at end of period	$1,684,928	$25,418	$348,628	$132,603	$63,466	$339,390	$2,594,433

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2017	family	family	residential	Commercial	direct	Auto	Total
Balance at beginning of period	$1,430,917	$101,473	$233,492	$111,904	$117,500	$245,300	$2,240,586
Provision charged to income	148,036	(6,870)	27,876	12,134	(17,583)	46,407	210,000
Loans charged off	(86,439)	-	(1,726)	-	(3,282)	(2,685)	(94,132)
Recoveries of loans previously charged off	2,199	3,972	-	-	1,526	2,094	9,791
Balance at end of period	$1,494,713	$98,575	$259,642	$124,038	$98,161	$291,116	$2,366,245

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2018	family	family	residential	Commercial	direct	Auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	410,000	(8,467)	(22,465)	(20,993)	(83,569)	102,994	377,500
Loans charged off	(217,210)	-	-	-	-	(90,250)	(307,460)
Recoveries of loans previously charged off	14,719	11,915	-	-	6,766	18,547	51,947
Balance at end of period	$1,684,928	$25,418	$348,628	$132,603	$63,466	$339,390	$2,594,433

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

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for impairment	$991,939	$-	$324,104	$-	$-	$14,279	$1,330,322
Loans acquired with deteriorated credit quality	124,853	-	-	-	-	-	124,853
Loans collectively evaluated for impairment	131,873,424	6,347,040	34,390,946	16,556,093	11,525,881	24,535,610	225,228,994
Balance at end of period	$132,990,216	$6,347,040	$34,715,050	$16,556,093	$11,525,881	$24,549,889	$226,684,169

Period-end amount allocated to:
Loans individually evaluated for impairment	$130,541	$-	$49,386	$-	$-	$7,140	$187,067
Loans acquired with deteriorated credit quality	8,254	-	-	-	-	-	8,254
Loans collectively evaluated for impairment	1,546,133	25,418	299,242	132,603	63,466	332,250	2,399,112
Balance at end of period	$1,684,928	$25,418	$348,628	$132,603	$63,466	$339,390	$2,594,433

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2018 and December 31, 2017:

September 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,116,791	$341,951	$774,841	$1,116,792	$138,795	$1,084,645
Multi-family	-	-	-	-	-	-
Non-residential	324,104	-	324,104	324,104	49,386	338,325
Commercial	-	-	-	-	-	1,709
Consumer direct	-	-	-	-	-	-
Purchased auto	14,279	-	14,279	14,279	7,140	4,437
	$1,455,174	$341,951	$1,113,224	$1,455,175	$195,321	$1,429,116

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,130,849	$746,579	$384,270	$1,130,849	$119,228	$1,795,888
Multi-family	-	-	-	-	-	-
Non-residential	355,203	-	355,203	355,203	110,055	749,271
Commercial	10,454	10,454	-	10,454	-	5,341
Consumer direct	-	-	-	-	-	-
Purchased auto	985	-	985	985	493	11,205
	$1,497,491	$757,033	$740,458	$1,497,491	$229,776	$2,561,705

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three and nine months ended September 30, 2018, the Company recognized no cash basis interest income on impaired loans. For the three and nine months ended September 30, 2017, the Company recognized approximately $3,000 and $6,000 in cash basis interest income on impaired loans.

At September 30, 2018 there were 18 impaired loans totaling approximately $1.5 million, compared to 19 impaired loans totaling approximately $1.5 million at December 31, 2017. The change in impaired loans was a result of writing down and moving three impaired loans totaling approximately $226,000 to OREO/repossessed assets, upgrading three loans of approximately $388,000 due to improved performance, pay-offs of approximately $94,000, and payments of approximately $96,000, offset by the addition of eight loans totaling approximately $761,000 to the impaired loan list.

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

         Impaired loans at September 30, 2018 included one loan of $73,000 whose term had been modified in troubled debt restructurings, compared to four loans of $473,000 at December 31, 2017. The amount of TDR loans included in impaired loans decreased approximately $400,000 as a result of upgrading three loans of approximately $388,000 due to improved performance and payments of approximately $12,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three or nine months ended September 30, 2018 and 2017.

There were no TDR loans that were restructured during the twelve months prior to September 30, 2018 and 2017 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or nine months ended September 30, 2018 and 2017.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2018 and December 31, 2017:

September 30, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,116,792	$-
Multi-family	-	-
Non-residential	324,104	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	14,279	-
	$1,455,174	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,213,662	$-
Multi-family	-	-
Non-residential	355,203	-
Commercial	10,454	-
Consumer direct	-	-
Purchased auto	985	-
	$1,580,304	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2018 and December 31, 2017:

September 30, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$582,899	$56,871	$753,897	$1,393,667	$131,596,549	$132,990,216
Multi-family	-	-	-	-	6,347,040	6,347,040
Non-residential	129,464	197,688	-	327,152	34,387,898	34,715,050
Commercial	-	-	-	-	16,556,093	16,556,093
Consumer direct	593	-	-	593	11,525,288	11,525,881
Purchased auto	51,907	-	14,279	66,186	24,483,703	24,549,889
	$764,863	$254,559	$768,176	$1,787,598	$224,896,571	$226,684,169

December 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$860,502	$985,661	$99,601	$1,945,764	$122,172,571	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	478,930	394,634	-	873,564	31,259,530	32,133,094
Commercial	-	10,454	-	10,454	20,748,808	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	30,352	-	985	31,337	20,519,273	20,550,610
	$1,369,784	$1,390,749	$100,586	$2,861,119	$206,646,418	$209,507,537

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

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company. Generally, when residential real estate loans, multi-family and consumer direct loans become over 90 days past due, they are classified as substandard. Periodically, based on subsequent performance over 6-12 months, these loans could be upgraded to special mention.

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

At September 30, 2018 and December 31, 2017, the risk category of loans by class is as follows:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$339,081	$1,116,792	$-	$131,534,343	$132,990,216
Multi-family	-	-	-	-	6,347,040	6,347,040
Non-residential	34,261,482	129,464	324,104	-	-	34,715,050
Commercial	16,556,093	-	-	-	-	16,556,093
Consumer direct	-	-	-	-	11,525,881	11,525,881
Purchased auto	-	-	14,279	-	24,535,610	24,549,889
Total	$50,817,575	$468,545	$1,455,175	$-	$173,942,874	$226,684,169

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$-	$529,738	$1,130,849	$-	$122,457,748	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	31,531,886	246,005	355,203	-	-	32,133,094
Commercial	20,748,808	-	10,454	-	-	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	-	-	985	-	20,549,625	20,550,610
Total	$52,280,694	$775,743	$1,497,491	$-	$154,953,609	$209,507,537

At September 30, 2018, the Company held no foreclosed residential real estate property, compared to $84,100 at December 31, 2017. In addition, the Company also held $276,000 and $23,000 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at September 30, 2018 and December 31, 2017, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $0 for both of the nine-month periods ended September 30, 2018 and 2017, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2018 and 2017, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

●

Gains/losses on sale of foreclosed real estate and repossessed assets. The Company records a gain or loss from the sale of foreclosed real estate and repossessed assets when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of foreclosed real estate and repossessed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate and repossessed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant component is present.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (820). This ASU changes the fair value measurement disclosure requirements of ASC 820. The amendments are part of a broad disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting to improve the effectiveness of ASC 820’s disclosure requirements for level three investments. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	September 30,	December 31,
	2018	2017
Open lines of credit at 1.46%	$-	$4,000,000
Matured 02/15/2018 at 1.27%, fixed	-	1,000,000
Matured 03/30/2018 at 1.72%, fixed	-	499,357
Matured 05/15/2018 at 1.34%, fixed	-	2,000,000
Matured 09/25/2018 at 1.46%, fixed	-	2,000,000
Matures 03/15/2019 at 2.42%, fixed	1,500,000	-
Matures 04/01/2019 at 2.00%, fixed	498,727	497,089
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	-
Matures 09/21/2021 at 3.07%, fixed	1,000,000	-
Matures 03/21/2022 at 3.09%, fixed	1,000,000	-
Matures 09/21/2022 at 3.11%, fixed	1,000,000	-
Matures 10/03/2022 at 1.48%, fixed	98,950	108,841
Matures 03/21/2023 at 3.15%, fixed	500,000	-
Matures 09/21/2023 at 3.18%, fixed	500,000	-
	$12,097,677	$15,105,287

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2018 or the year ended December 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

				Total
September 30, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,507,681	$-	$13,507,681
Residential mortgage-backed securities available for sale	-	11,083,880	-	11,083,880
	$-	$24,591,561	$-	$24,591,561

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,970,433	$-	$13,970,433
Residential mortgage-backed securities available for sale	-	12,075,242	-	12,075,242
	$-	$26,045,675	$-	$26,045,675

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

				Total
September 30, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$12,963	$12,963
Impaired loans, net	-	-	917,902	917,902

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$84,100	$84,100
Impaired loans, net	-	-	510,682	510,682

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

September 30, 2018
Foreclosed assets	$12,963	Appraisal of collateral	Appraisal adjustments		-50%
Impaired loans, net	$818,062	Appraisal of collateral	Appraisal adjustments	-19.0%	to	-68.68%
Impaired loans, net	$99,840	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2017
Foreclosed assets	$84,100	Appraisal of collateral	Appraisal adjustments		-42%
Impaired loans, net	$415,567	Appraisal of collateral	Appraisal adjustments	-50%	to	-61.5%
Impaired loans, net	$95,115	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017, are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,744,944	$10,744,944	$-	$-	$10,744,944
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	198,000	198,000	-	-	198,000
Securities	25,426,929	-	24,591,561	835,368	25,426,929
Net loans	224,089,736	-	-	221,309,547	221,309,547
Loans held for sale	543,000	-	543,000	-	543,000
Accrued interest receivable	842,124	842,124	-	-	842,124
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	11,911,007	11,911,007	-	-	11,911,007
Interest bearing deposits	196,951,697	-	-	197,740,480	197,740,480
Accrued interest payable	8,693	8,693	-	-	8,693
FHLB advances	12,097,697	-	12,061,374	-	12,061,374

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,755,817	$3,755,817	$-	$-	$3,755,817
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	939,000	939,000	-	-	939,000
Securities	26,964,062	-	26,045,675	918,387	26,964,062
Net loans	207,035,091	-	-	208,823,729	208,823,729
Loans held for sale	499,375	-	499,375	-	499,375
Accrued interest receivable	794,449	794,449	-	-	794,449
Mortgage servicing rights	423,522	-	-	423,522	423,522
Financial Liabilities:
Non-interest bearing deposits	11,562,801	11,562,801	-	-	11,562,801
Interest bearing deposits	171,211,823	-	-	171,915,595	171,915,595
Accrued interest payable	661	661	-	-	661
FHLB advances	15,105,287	-	15,080,025	-	15,080,025

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

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At September 30, 2018 and December 31, 2017, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2018 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties are described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2018.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Total consolidated assets as of September 30, 2018 were $277.7 million, an increase of $22.3 million, or 8.75%, from $255.4 million at December 31, 2017.  The increase was primarily due to an increase of $17.1 million in the net loan portfolio, an increase in cash and cash equivalents of $7.0 million, an increase in other assets of $0.4 million, and an increase in deferred tax assets of $0.2 million, partially off-set by decreases in securities available for sale of $1.5 million, decreases in non-marketable equity securities of $0.1 million, a decrease in federal funds sold of $0.7 million and a decrease in foreclosed real estate of $0.1 million.

Cash and cash equivalents increased $7.0 million, or 186.1%, to $10.7 million at September 30, 2018 from $3.7 million at December 31, 2017. The increase in cash and cash equivalents was primarily a result of cash provided by financing activities of $21.3 million and cash provided by operating activities of $1.4 million exceeding cash used in investing activities of $15.7 million. The net cash provided by financing activities includes increases in deposits of $26.1 million, proceeds from Federal Home Loan Bank advances of $9.75 million, and proceeds from stock options exercised of $0.1 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $12.8 million, shares repurchased and cancelled of $1.2 million and dividends of $0.7 million. The cash used in investing activities included a gross increase in loans of approximately $17.7 million, purchases of premises and equipment of $0.1 million and the purchase of $2.3 million in securities available for sale, offset by available for sale security maturities and pay-downs of $3.1 million, a decrease in federal funds sold of $0.7 million, the sale of non-marketable equity securities of $0.1 million, proceeds from sale of repossessed assets of $0.1 million and proceeds from the sale of foreclosed real estate of $0.2 million.

Federal funds sold decreased $0.7 million, or 78.9%, to $0.2 million at September 30, 2018, from $0.9 million at December 31, 2017.

Securities available for sale decreased $1.5 million, or 5.6%, to $24.6 million at September 30, 2018 from $26.0 million at December 31, 2017. The decrease was due to pay-downs of $2.2 million, calls and maturities of $0.9 million and depreciation and unrealized losses totaling $0.6 million, which exceeded new securities purchases of $2.3 million.

Net loans increased by $17.1 million, or 8.2% to $224.1 million at September 30, 2018 compared to $207.0 million at December 31, 2017 primarily as a result of an $8.9 million increase in one-to-four family loans, a $4.0 million increase in purchased auto loans, a $5.2 million increase in consumer direct loans, a $2.6 million increase in non-residential real estate loans, and a $0.7 million increase in multi-family residential loans, partially off-set by a $4.2 million decrease in commercial loans.

Total deposits increased $26.1 million, or 14.3%, to $208.9 million at September 30, 2018 from $182.8 million at December 31, 2017. At September 30, 2018 checking accounts increased by $14.6 million, and certificates of deposit increased by $14.3 million as compared to December 31, 2017. Offsetting these increases, money market accounts decreased by $2.2 million, and savings accounts decreased by $0.9 million since December 31, 2017. Management is focusing efforts on growing core deposits to improve the deposit mix in the portfolio. Additionally, management continues to strategically price deposit rates as interest rates continue to rise in order to retain certificate of deposit customers, while still maintaining a healthy interest rate spread.

FHLB advances decreased $3.0 million, or 19.9% to $12.1 million at September 30, 2018 compared to $15.1 million at December 31, 2017.

Stockholders’ equity decreased approximately $0.5 million, or 0.9% to $52.6 million at September 30, 2018 from $53.1 million at December 31, 2017. The decrease reflects $1.2 million to repurchase and cancel 82,635 outstanding shares of Company common stock, $0.7 million in dividends and a decrease in other comprehensive income of $0.3 million related to a decrease in the fair value of securities available for sale. These decreases were partially off-set by net income of $1.4 million for the nine months ended September 30, 2018 and proceeds from stock options exercised and the allocation of ESOP shares totaling approximately $0.2 million.

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

The non-performing assets to total assets ratio was 0.52% at September 30, 2018 which is down from 0.62% at December 31, 2017. During the first nine months of 2018, non-performing assets decreased 17.6% to $1.4 million from $1.7 million as of December 31, 2017. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of writing down and moving three impaired loans totaling approximately $226,000 to OREO/repossessed assets, upgrading three loans of approximately $388,000 due to improved performance, pay-offs of approximately $94,000, and payments of approximately $96,000, offset by the addition of eight loans totaling approximately $761,000 to the impaired loan list. Additionally, foreclosed real estate decreased approximately $84,000, while other repossessed assets increased approximately $13,000.

The following table summarizes non-performing assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
Non-accrual:		(In Thousands)
One-to-four family	$1,117	$951	$896	$1,214	$1,610
Multi-family	-	-	-	-	-
Non-residential real estate	324	335	345	355	368
Commercial	-	1	3	10	13
Consumer direct	-	-	-	-	-
Purchased auto	14	-	13	1	3
Total non-accrual loans	1,455	1,287	1,257	1,580	1,994
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,455	1,287	1,257	1,580	1,994
Foreclosed real estate	-	85	24	84	83
Other repossessed assets	13	12	27	-	-
Total nonperforming assets	$1,468	$1,384	$1,308	$1,664	$2,077

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 30,	September 30,
	2018	2018	2018	2017	2017
Allowance for loan losses as a percent of gross loans receivable	1.14%	1.14%	1.15%	1.18%	1.23%
Allowance for loan losses as a percent of total nonperforming loans	178.29%	197.82%	204.53%	156.46%	118.66%
Nonperforming loans as a percent of gross loans receivable	0.63%	0.58%	0.56%	0.75%	1.00%
Nonperforming loans as a percent of total assets	0.51%	0.47%	0.47%	0.62%	0.81%
Nonperforming assets as a percent of total assets	0.52%	0.51%	0.49%	0.65%	0.85%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

General. Net income for the three months ended September 30, 2018 was $0.6 million compared to net income of $0.5 million for the three months ended September 30, 2017. The increase in net income of $0.1 million, or 29.8%, was primarily attributed to an increase in net interest income after provision for loan losses of $0.2 million, partially offset by an increase in total other expenses of $0.1 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,596	$2,204	$392	17.79%
Securities:
Residential mortgage-backed securities	67	99	(32)	(32.32)
State and municipal securities	102	116	(14)	(12.07)
Dividends on non-marketable equity securities	5	2	3	150.00
Interest-bearing deposits	31	5	26	520.00
Total interest and dividend income	2,801	2,426	375	15.46

Interest expense:
Deposits	454	248	206	83.06
Borrowings	47	20	27	135.00
Total interest expense	501	268	233	86.94
Net interest income	$2,300	$2,158	$142	6.58%

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

	Three Months Ended September 30,
	2018			2017
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$222,436	$2,596	4.67%	$187,221	$2,204	4.71%
Securities, net (2)	24,989	169	2.71%	35,044	215	2.45%
Non-marketable equity securities	791	5	2.53%	752	2	1.06%
Interest-bearing deposits	6,333	31	1.96%	2,589	5	0.77%
Total interest-earning assets	254,549	2,801	4.40%	225,606	2,426	4.30%
Non-interest-earning assets	19,875			18,692
Total assets	274,424			244,298

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$26,407	$19	0.29%	$30,312	$21	0.28%
Savings accounts	25,902	4	0.06%	26,200	5	0.08%
Certificates of Deposit accounts	101,496	381	1.50%	82,258	218	1.06%
Checking accounts	42,311	50	0.47%	28,643	4	0.06%
Advances and borrowed funds	10,097	47	1.86%	7,558	20	1.06%
Total interest-bearing liabilities	206,213	501	0.97%	174,971	268	0.61%
Non-interest-bearing liabilities	15,520			16,443
Total liabilities	221,733			191,414
Equity	52,691			52,884
Total liabilities and equity	274,424			244,298
Net interest income		$2,300			$2,158
Net interest rate spread (3)			3.43%			3.69%
Net interest margin (4)			3.61%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.44%			128.94%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2018 and 2017. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2018 Compared to 2017
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$412	$(20)	$392
Securities, net	(68)	22	(46)
Non-marketable equity securities	-	3	3
Interest-bearing deposits	18	8	26
Total interest-earning assets	$362	$13	$375
Interest expense on
Money Market accounts	$(2)	$-	$(2)
Passbook accounts	-	(1)	(1)
Certificates of Deposit accounts	72	91	163
Checking	16	30	46
Advances and borrowed funds	13	14	27
Total interest-bearing liabilities	99	134	233
Change in net interest income	$263	$(121)	$142

Net interest income increased by $0.1 million, or 6.6%, to $2.3 million for the three months ended September 30, 2018, from $2.2 million for the three months ended September 30, 2017. Interest and dividend income increased $0.4 million, or 15.4%, primarily due to an increase in the average balances of interest-earning assets of $28.9 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 36 basis points to 0.97%, due to higher interest rates for the three months ended September 30, 2018. The net interest margin decreased 22 basis points, or 5.6% during the three months ended September 30, 2018 to 3.61% from 3.83% for the three months ended September 30, 2017.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.1 million for the three-month period ended September 30, 2018 compared to $0.2 million for the three-month period ended September 30, 2017. The allowance for loan losses was $2.6 million, or 1.14% of total gross loans at September 30, 2018 compared to $2.4 million, or 1.23% of gross loans at September 30, 2017. Net charge-offs during the third quarter of 2018 were approximately $17 thousand compared to $0.1 million during the third quarter of 2017. General reserves were higher at September 30, 2018, when compared to September 30, 2017, as the balances in most loan categories increased during the twelve months ended September 30, 2018. These increases to the allowance were partially off-set by improvements in historical loss levels and augmented by changes in qualitative factors during the twelve months ended September 30, 2018, as compared to the same period ended September 30, 2017. Additionally, specific reserves as of September 30, 2018 were higher than they were as of September 30, 2017. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.3% in LaSalle County, 4.6% in Grundy County, and 4.1% for the State of Illinois, versus the national level of 3.9%. Based on a review of the loans that were in the loan portfolio at September 30, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2018 and 2017.

	Three months ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$77	$(77)	(100.00%)
Gain on sale of loans	156	205	(49)	(23.90)
Gain on sale of foreclosed real estate	59	5	54	1,080.00
Gain on sale of repossessed assets	9	1	8	800.00
Loan origination and servicing income	244	159	85	53.46
Origination of mortgage servicing rights, net of amortization	4	21	(17)	(80.95)
Customer service fees	136	123	13	10.57
Increase in cash surrender value of life insurance	12	12	-	-
Other	24	30	(6)	(20.00)
Total other income	$644	$633	$11	1.74%

Total other income remained consistent at $0.6 million for the three months ended September 30, 2018 and September 30, 2017. There were higher revenues related to mortgage banking activity, as loan origination and servicing income increased as a result of increases in originations during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Additionally, there were higher gains on sales of foreclosed real estate during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.   Offsetting most of these increases, the areas that were lower during the three months ended September 30, 2018 as compared to September 30, 2017 were lower revenues for origination of mortgage servicing rights, gain on sale of securities and gain on sale of loans.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2018 and 2017.

	Three months ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,139	$1,047	$92	8.79%
Directors fees	43	41	2	4.88
Occupancy	160	159	1	0.63
Deposit insurance premium	17	15	2	13.33
Legal and professional services	90	92	(2)	(2.17)
Data processing	169	144	25	17.36
Loss on sale of securities	-	48	(48)	(100.00)
Loan expense	190	153	37	24.18
Valuation adjustments and expenses on foreclosed real estate	4	3	1	33.33
Loss on sale of repossessed assets	4	-	4	100.00
Other	281	269	12	4.46
Total other expenses	$2,097	$1,971	$126	6.39%

Efficiency ratio (1)	71.23%	70.62%

(1) Computed as total other expenses divided by the sum of net interest income and total other income.

Total other expense increased $0.1 million, or 6.4%, to $2.1 million for the three months ended September 30, 2018, as compared to $2.0 million for the three months ended September 30, 2017. The increase was primarily due to higher salaries and employee benefits which rose $0.1 million or 8.8%. Loan expense is slightly higher as is other expenses but these increases were offset by there being no loss on sale of securities in the 2018 period whereas there were losses on sales of securities for the three months ended September 30, 2017. The efficiency ratio increased due to increased total other expenses for the 2018 period.

Income Taxes. The Company recorded income tax expense of $0.2 million for the three-month period ended September 30, 2018, as compared to approximately $0.2 million for the three-month period ended September 30, 2017.

The Company’s income tax differed from the maximum statutory federal rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, as follows:

	Three Months Ended
	September 30,
	2018	2017

Expected income taxes	$164,208	$213,470
Income tax effect of:
State taxes, net of federal tax benefit	55,260	(23,717)
Tax exempt interest	(19,218)	(38,407)
Income taxed at lower rates	(7,819)	(6,099)
Other	(633)	9,916
	$191,798	$155,163

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

General. Net income was $1.4 million for the nine-month period ended September 30, 2018 compared to $1.3 million for the nine-month period ended September 30, 2017.   The increase in net income of $0.1 million or 11.6% was primarily attributed to an increase in net interest income after provision for loan losses of $0.6 million partially offset by an increase in total other expenses of $0.5 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,542	$6,292	$1,250	19.87%
Securities:
Residential mortgage-backed securities	206	361	(155)	(42.94)
State and municipal securities	306	374	(68)	(18.18)
Dividends on non-marketable equity securities	14	5	9	180.00
Interest-bearing deposits	76	21	55	261.90
Total interest and dividend income	8,144	7,053	1,091	15.47
Interest expense:
Deposits	1,188	676	512	75.74
Borrowings	143	36	107	297.22
Total interest expense	1,331	712	619	86.94
Net interest income	$6,813	$6,341	$472	7.44%

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

	Nine Months Ended September 30,
	2018			2017
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$218,837	$7,542	4.60%	$176,476	$6,292	4.75%
Securities, net (2)	25,287	512	2.70%	40,063	735	2.45%
Non-marketable equity securities	778	14	2.40%	753	5	0.89%
Interest-bearing deposits	5,127	76	1.98%	2,692	21	1.04%
Total interest-earning assets	250,029	8,144	4.34%	219,984	7,053	4.27%
Non-interest-earning assets	19,501			18,817
Total assets	269,530			238,801

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$27,290	$58	0.28%	$30,464	$54	0.24%
Savings accounts	26,298	14	0.07%	26,247	14	0.07%
Certificates of Deposit accounts	99,419	1,032	1.38%	81,544	597	0.98%
Checking accounts	38,746	84	0.29%	28,819	11	0.05%
Advances and borrowed funds	10,444	143	1.83%	3,488	36	1.38%
Total interest-bearing liabilities	202,197	1,331	0.88%	170,562	712	0.56%
Non-interest-bearing liabilities	14,636			15,668
Total liabilities	216,833			186,230
Equity	52,697			52,571
Total liabilities and equity	269,530			238,801
Net interest income		$6,813			$6,341
Net interest rate spread (3)			3.47%			3.71%
Net interest margin (4)			3.63%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.66%			128.98%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2018 and 2017. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2018 Compared to 2017
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$1,455	$(205)	$1,250
Securities, net	(299)	76	(223)
Non-marketable equity securities	-	9	9
Interest-bearing deposits	36	19	55
Total interest-earning assets	$1,192	$(101)	$1,091
Interest expense on
Money Market accounts	$(6)	$10	$4
Passbook accounts	-	-	-
Certificates of Deposit accounts	185	250	435
Checking	21	52	73
Advances and borrowed funds	95	12	107
Total interest-bearing liabilities	295	324	619
Change in net interest income	$897	$(425)	$472

Net interest income increased by $0.5 million, or 7.5%, to $6.8 million for the nine months ended September 30, 2018, from $6.3 million for the nine months ended September 30, 2017. Interest and dividend income increased $1.1 million, or 15.5%, primarily due to an increase in the average balances of interest-earning assets of $30.0 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 32 basis points to 0.88%, due to higher interest rates for the nine months ended September 30, 2018. The net interest margin decreased 21 basis points, or 5.5% during the nine months ended September 30, 2018 to 3.63% from 3.84%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.4 million for the nine-month period ended September 30, 2018 and approximately $0.5 million for the nine months ended September 30, 2017. The allowance for loan losses was $2.6 million, or 1.14% of total gross loans at September 30, 2018 compared to $2.4 million, or 1.23% of gross loans at September 30, 2017. Net charge-offs during the first nine months of 2018 were comparable as they were $0.3 million during the same period for the first nine months of 2017 as well. General reserves were higher at September 30, 2018, when compared to September 30, 2017, as the balances in most loan categories increased during the twelve months ended September 30, 2018. These increases to the allowance were partially off-set by improvements in historical loss levels and augmented by changes in qualitative factors during the twelve months ended September 30, 2018, as compared to the same period ended September 30, 2017. Additionally, specific reserves as of September 30, 2018 were higher than they were as of September 30, 2017. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 5.3% in LaSalle County, 4.6% in Grundy County, and 4.1% for the State of Illinois, versus the national level of 3.9%. Based on a review of the loans that were in the loan portfolio at September 30, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2018 and 2017.

	Nine months ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$98	$(98)	(100.00%)
Gain on sale of loans	464	522	(58)	(11.11)
Gain on sale of foreclosed real estate	101	29	72	248.28
Gain on sale of repossessed assets	13	15	(2)	(13.33)
Loan origination and servicing income	615	463	152	32.83
Origination of mortgage servicing rights, net of amortization	27	55	(28)	(50.91)
Customer service fees	385	360	25	6.94
Increase in cash surrender value of life insurance	36	36	-	-
Other	73	91	(18)	(19.78)
Total other income	$1,714	$1,669	$45	2.70%

Total other income was comparable for the nine months ended September 30, 2018 and 2017 as it was approximately $1.7 million for both periods. The increases in loan origination and servicing income due to loan growth and the gain on sale of foreclosed real estate were almost offset by decreases in gains on sale of securities, gain on sale of loans, origination of mortgage servicing rights and other income.

Other Expense. The following table summarizes other expense for the nine months ended September 30, 2018 and 2017.

	Nine months ended
	September 30,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$3,256	$3,125	$131	4.19%
Directors fees	138	122	16	13.11
Occupancy	494	485	9	1.86
Deposit insurance premium	50	42	8	19.05
Legal and professional services	279	282	(3)	(1.06)
Data processing	485	436	49	11.24
Loss on sale of securities	-	55	(55)	(100.00)
Loan expense	553	403	150	37.22
Valuation adjustments and expenses on foreclosed real estate	25	10	15	150.00
Loss on sale of foreclosed real estate	2	-	2	100.00
Loss on sale of repossessed assets	8	-	8	100.00
Other	958	808	150	18.56
Total other expenses	$6,248	$5,768	$480	8.32%

Efficiency ratio (1)	73.27%	72.01%

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

Income Taxes. The Company recorded income tax expense of $0.5 million for both of the nine-month periods ended September 30, 2018 and 2017. The increase in pre-tax income from $1.8 million at September 30, 2017 to $1.9 million at September 30, 2018 was offset by a decrease in federal tax rates from 35% in 2017 to 21% in 2018. The reduction in tax exempt income and the increase in Illinois Corporate rates in July 2017 resulted in an effective tax rate of 25.06% for the nine months ended September 30, 2018 compared to 28.30% for the nine months ended September 30, 2017.

The Company’s income tax differed from the maximum statutory federal rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively as follows:

	Nine Months Ended
	September 30,
	2018	2017

Expected income taxes	$399,475	$623,675
Income tax effect of:
State taxes, net of federal tax benefit	134,731	31,581
Tax exempt interest	(58,296)	(123,848)
Income taxed at lower rates	(19,023)	(17,819)
Other	19,775	(9,257)
	$476,662	$504,332

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

At September 30, 2018, the Bank had outstanding commitments to originate $12.9 million in loans, unfunded lines of credit of $18.6 million, and $8.3 million in commitments to fund construction loans. In addition, as of September 30, 2018, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $47.8 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2018, the Bank had $54.1 million of available credit from the FHLBC and there were $12.1 million in FHLBC advances outstanding. In addition, as of September 30, 2018 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2018, the Company had cash and cash equivalents of $10.7 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2018 of 21.05%, 19.84%, 19.84%, and 15.71%, respectively, compared to ratios at December 31, 2017 of 22.52%, 21.27%, 21.27% and 16.21%, respectively. As of January 1, 2018, the Bank must hold 1.875% of risk-weighted assets, with such amount increasing by 0.625% annually, until fully implemented at 2.5% in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $3.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. As of September 30, 2018, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On November 7, 2018, the Company issued a press release announcing that it has approved a stock repurchase program authorizing the purchase of 337,440 shares, representing 10% of the Company’s outstanding shares of common stock.  As of September 30, 2018, the Company had repurchased a total of 100,235 shares of its common stock at an average price of $14.08 per share as part of its previously approved stock repurchase program, which will expire on November 15, 2018.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2018:

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under The Program
July 1-31, 2018	3 ,845	$13.86	3,845	259,660
August 1-31, 2018	6,750	13.85	6,750	252,910
September 1-30, 2018	6,405	13.94	6,405	246,505
Total	17,000	$13.88	17,000	246,505

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows and (vi) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.
Registrant

Date: November 14, 2018	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)