Form 10-K
period 2018-12-31
Ottawa Bancorp Inc
filed 2019-03-28
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐.

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated filer	☐ Emerging Growth Company
☒ Smaller Reporting Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of June 30, 2018, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $44,128,281 (based on the last sale price of the common stock on the NASDAQ Capital Market of $13.88 per share on June 29, 2018).

The number of shares of Common Stock of the registrant issued and outstanding as of March 28, 2019 was 3,336,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2018

i

PART I

Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2018 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

General

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure.  Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity and unitary savings and loan holding company for Ottawa Savings Bank, a federally chartered savings bank. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc.  Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.  The Company is a publicly traded banking company with assets of $292.8 million at December 31, 2018 and is headquartered in Ottawa, Illinois.

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Shorewood, Sandwich and Peru, Illinois. Ottawa Savings Bank’s market area includes LaSalle County, Grundy County and parts of contiguous counties in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County.

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

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing high quality customer service and innovative new products. Highlights of our business strategy are as follows:

●	Continue to emphasize the origination of one-to four-family mortgage loans, including investor-owned (e.g., non-owner occupied) one-to-four family mortgage loans;
●	Aggressively market core deposits;
●	Offer a broad range of financial products and services to both retail and commercial customers in our market area;
●	Pursue opportunities to increase non-residential real estate lending, which we consider to be comprised of commercial real estate, land and multi-family loans in our market area;
●	Continue to utilize conservative underwriting guidelines to limit credit risk in our loan portfolio to achieve a high level of asset quality; and
●	Consider judicious expansion into new market areas to grow our business through the addition of new branch locations and/or through possible acquisitions.

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

Lending Activities

          General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Excluding our purchased loan portfolio and except as noted below, the majority of our loans are made within our local market. However, on occasion we originate loans to borrowers outside our market area. At December 31, 2018, loans made to borrowers outside our market area totaled $63.5 million, or 26.9% of our total loan portfolio.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses.

	At December 31,
	2018		2017		2016		2015		2014
	(Dollars in Thousands)
		Percent		Percent		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
One-to-four family	$141,780	59.43%	$124,118	59.24%	$103,872	63.80%	$99,255	69.73%	$98,144	67.78%
Multi-family	6,776	2.84%	5,664	2.70%	5,182	3.18%	3,970	2.79%	3,112	2.15%
Non-residential	35,286	14.79%	32,133	15.34%	22,560	13.85%	20,177	14.18%	20,929	14.45%
Commercial	17,242	7.23%	20,759	9.91%	16,645	10.22%	12,069	8.48%	12,242	8.45%
Consumer direct	15,390	6.45%	6,282	3.00%	2,860	1.76%	1,651	1.16%	1,724	1.19%
Purchased auto	22,080	9.26%	20,551	9.81%	11,714	7.19%	5,212	3.66%	8,665	5.98%
Total loans, gross	238,554	100.00%	209,507	100.00%	162,833	100.00%	142,334	100.00%	144,816	100.00%
Allowance for loan losses	(2,628)		(2,472)		(2,247)		(2,224)		(2,315)
Total loans, net	$235,926		$207,035		$160,586		$140,110		$142,501

 Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
One-to-four family	$-	$-	$-	$1,978	$212
Multi-family	566	582	599	-	623
Non-residential	3,983	3,060	1,148	711	665
Commercial	3,574	6,750	4,814	2,922	-
Purchased auto loans	22,080	20,551	11,714	5,212	8,665
Total	$30,203	$30,943	$18,275	$10,823	$10,165

          Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2018. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2018
	One-to-		Non-
	four		residential		Consumer	Purchased
	Family	Multi-family	real estate	Commercial	direct	auto	Total
	(In Thousands)
Amounts due one year or less	$12,882	$-	$4,841	$7,529	$173	$126	$25,551
After one year
More than one year to three years	2,831	602	3,472	1,724	1,230	1,610	11,469
More than three years to five years	2,717	-	3,522	5,970	6,397	13,116	31,722
More than five years to ten years	10,312	1,276	5,820	2,019	7,397	7,228	34,052
More than ten years to twenty years	46,028	2,292	14,645	-	193	-	63,158
More than twenty years	67,010	2,606	2,986	-	-	-	72,602
Total due after December 31, 2019	128,897	6,776	30,445	9,713	15,217	21,954	213,003
Gross loans receivable	$141,780	$6,776	$35,286	$17,242	$15,390	$22,080	$238,554
Less:
Allowance for loan losses							(2,628)
Total loans, net							$235,926

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$57,218	$71,680	$128,898
Multi-family	1,753	5,023	6,776
Non-residential	14,508	15,937	30,445
Commercial	8,959	754	9,713
Consumer direct	15,217	-	15,217
Purchased auto	21,954	-	21,954
Total	$119,609	$93,394	$213,003

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms, however, 30 year loans may be retained. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30-year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three, five or seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties range from are 4.125% to 4.625% for the one, three, five and seven-year adjustable rate loans for non-owner occupied one-to-four family properties, respectively, at this time.

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

We also regularly make loans secured by non-owner occupied one-to-four family residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. In reaching a decision on whether to originate a non-owner occupied one-to-four family residential real estate loan, we consider the net operating income of the property, the borrower’s credit history and profitability, and the value of the underlying property. At December 31, 2018, loans secured by non-owner occupied one-to-four family properties totaled $29.7 million, or 20.9% of our total one-to-four family residential loan portfolio.

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

Our largest one-to-four family residential loan at December 31, 2018 was a loan for $3.5 million that is secured by multiple one-to-four family and condominium units, of which $3.4 million is outstanding. This loan is performing in accordance with its terms.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% or up to 95% with private mortgage insurance of the appraised value with maximum terms of 30 years. We also require periodic inspections of the property during the term of the construction. At December 31, 2018, our largest outstanding residential construction loan was for $1.5 million, of which $1.0 million was disbursed.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At December 31, 2018, our largest outstanding commercial construction loan was for $1.1 million, of which $0.6 million was disbursed.

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

Multi-Family and Non-Residential Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by multi-family, non-residential real estate and agricultural real estate loans. Our loans in the category are generally secured by condominiums, apartment buildings, single-family subdivisions, owner-occupied properties used for businesses and agricultural land used for production.

We originate and purchase multi-family, non-residential real estate and agricultural loans with terms generally up to 30 years. Interest rates and payments on adjustable-rate loans adjust every one, three and five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. Loan amounts generally do not exceed 80% of the appraised value for well-qualified borrowers.

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

Our largest non-residential real estate loan at December 31, 2018 was for $2.2 million, all of which is outstanding. This loan is performing in accordance with its terms. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Commercial Business Loans. These loans consist of operating lines of credit secured by general business assets, equipment, inventory and crops.  We loan primarily to businesses with less than $5,000,000 in annual revenues.  The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract.   For adjustable loans, there is also an interest rate floor.  The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank has originated commercial loans from Bankers Healthcare Group in prior years. Bankers Healthcare Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house.

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

Purchased Auto Loans. We purchase auto loans from regulated financial institutions. At December 31, 2018 and 2017, we had $22.1 million and $20.6 million of purchased auto loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. For the years ended December 31, 2018 and 2017, we purchased $10.0 and $14.1 million of auto loans, respectively.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2018, we had an aggregate of $30.2 million in purchased loan participations outstanding, including the auto loan purchases discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2018 was a commercial loan for $3.3 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $19.8 million and $21.8 million of loans in the years ended December 31, 2018 and 2017, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

 The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended
	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Beginning balance, net	$207,035	$160,586	$140,110	$142,501	$110,673
Loans originated
One-to-four family	52,421	49,105	34,876	19,581	10,124
Multi-family	3,160	733	901	2,413	-
Non-residential	3,481	13,756	5,544	1,898	2,775
Commercial	1,322	11,080	4,288	6,352	3,513
Construction	9,681	6,577	5,199	757	412
Consumer direct	9,421	5,309	2,460	842	505
Total loans originated	79,486	86,560	53,268	31,843	17,329
Loans acquired in Twin Oaks merger	-	-	-	-	29,796
Loans purchased
One-to-four family	3,844	-	-	2,000	-
Multi-family	-	-	600	-	-
Non-residential	-	2,027	1,100	-	-
Commercial	346	3,478	3,146	-	-
Consumer direct	3,349	-	-	-	-
Purchased auto	10,013	14,141	10,357	-	4,038
Total loans purchased	17,642	19,646	15,203	2,000	4,038
Loan sales (1)	(19,801)	(21,786)	(18,287)	(7,630)	(3,057)
Principal payments	(48,280)	(37,746)	(29,685)	(28,695)	(16,873)
Change in allowance for loan losses	(156)	(225)	(23)	91	595
Ending balance, net	$235,926	$207,035	$160,586	$140,110	$142,501

(1) All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

           For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $500,000. Residential loans and all commercial loans above $500,000 up to $2 million in the aggregate to any borrower(s) must be approved by a majority of our level one loan committee. This committee consists of our President, Executive Vice-President and our Chief Lending Officer and Commercial Loan Officers. For loans to any borrower(s) in the aggregate of more than $2 million up to $4 million, approval is required by a majority of our level two loan committee, which consists of specific members of the level one committee, one designated outside director and our Chairman of the Board. For loan requests above $4 million in the aggregate to any borrower(s), approval is required by a majority of the Board of Directors, as a whole.

          Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2018, our regulatory maximum was $6.9 million.

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

Delinquent Loans

 The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2018
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	8	$549	9	$788	17	$1,337
Multi-family	-	-	-	-	-	-
Non-residential	1	129	1	127	2	256
Commercial	-	-	-	-	-	-
Purchased auto	1	16	-	-	1	16

Total	10	$694	10	$915	20	$1,609

	December 31, 2017
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	10	$986	3	$100	13	$1,086
Multi-family	-	-	-	-	-	-
Non-residential	2	395	-	-	2	395
Commercial	1	10	-	-	1	10
Purchased auto	-	-	1	1	1	1

Total	13	$1,391	4	$101	17	$1,492

	December 31, 2016
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	1	$23	9	$1,089	10	$1,112
Multi-family	-	-	-	-	-	-
Non-residential	-	-	2	681	2	681
Purchased auto	-	-	1	25	1	25

Total	1	$23	12	$1,795	13	$1,818

	December 31, 2015
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$753	10	$737	15	$1,490
Multi-family	-	-	-	-	-	-
Non-residential	1	113	1	18	2	131
Purchased auto	-	-	1	3	1	3

Total	6	$866	12	$758	18	$1,624

	December 31, 2014
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	4	$310	37	$1,741	41	$2,051
Multi-family	-	-	2	257	2	257
Non-residential	1	420	3	115	4	535
Purchased auto	-	-	1	11	1	11

Total	5	$730	43	$2,124	48	$2,854

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

On the basis of management’s review of our assets, at December 31, 2018 and 2017, we classified $0.3 million and $0.8 million, respectively, of our assets as special mention and $1.5 million and $1.5 million, respectively, of our assets as substandard. We classified none of our assets as doubtful and there were no assets classified as loss for the years ended December 31, 2018 and December 31, 2017. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The economy continued to stabilize in our market during 2018 which meant foreclosures and liquidations as a manner of reducing non-performing assets continued but at a much slower pace. This is not our primary means to resolve credit issues, however, there are certain circumstances when foreclosure and liquidations are the remedy pursued. From time to time, the Company as part of our loss mitigation strategy may renegotiate the loan terms (i.e. interest rate, structure, repayment term, A/B note format, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during 2018 and 2017. TDRs are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2018, one loan (with aggregate balances of $0.1 million) of our 22 substandard loans (with aggregate balances of $1.5 million) was considered a TDR and was included in non-performing assets.  At December 31, 2017, four loans (with aggregate balances of $0.5 million) of our 19 substandard loans (with aggregate balances of $1.5 million) were considered TDRs and were included in non-performing assets. The decrease in TDR balances included in impaired loans was primarily a result of upgrading three TDRs totaling $0.4 million due to improved performance.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2018	2017	2016	2015	2014
		(In Thousands)
Non-accrual:
One-to-four family	$1,049	$1,214	$2,693	$2,982	$3,733
Multi-family	-	-	-	-	257
Non-residential real estate	455	355	2,265	2,070	2,039
Commercial	-	10	-	-	-
Purchased auto	-	1	24	3	11
Total non-accrual loans	1,504	1,580	4,982	5,055	6,040
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Lines of credit	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Total nonperforming loans	1,504	1,580	4,982	5,055	6,040
Foreclosed real estate	-	84	33	313	233
Other repossessed assets	79	-	2	17	63
Total nonperforming assets	$1,583	$1,664	$5,017	$5,385	$6,336

Ratios

	December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses as a percent of gross loans receivable	1.10%	1.18%	1.38%	1.56%	1.60%
Allowance for loan losses as a percent of total nonperforming loans	174.73%	156.46%	45.10%	44.00%	38.33%
Nonperforming loans as a percent of gross loans receivable	0.63%	0.75%	3.06%	3.55%	4.17%
Nonperforming loans as a percent of total assets	0.51%	0.62%	2.16%	2.37%	2.72%
Nonperforming assets as a percent of total assets	0.54%	0.65%	2.18%	2.52%	2.86%

The total amount of non-accrual loans decreased to $1.5 million as of December 31, 2018, from $1.6 million at December 31, 2017. Total non-performing loans consist of 22 loans to 15 borrowers for the year ended December 31, 2018, as compared to 19 loans to 21 borrowers for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, gross interest income of $108,000 and $123,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized $0 and $10,000 in cash basis interest income on impaired loans for the years ended December 31, 2018 and 2017, respectively.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2018 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

          Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Balance at beginning of year	$2,472	$2,247	$2,224	$2,315	$2,910
Charge-offs:
One-to-four family	312	259	233	296	976
Multi-family	-	-	-	34	183
Non-residential	-	62	171	18	336
Commercial	-	-	-	-	-
Consumer	-	9	-	64	26
Purchased auto	166	85	109	74	90
	478	415	513	486	1,611
Recoveries:
One-to-four family	50	11	60	95	81
Multi-family	16	16	16	16	24
Non-residential real estate	-	8	-	-	-
Commercial	-	-	-	-	-
Consumer	16	8	8	7	3
Purchased auto	24	22	10	7	7
	106	65	94	125	115
Net charge-offs	372	350	419	361	1,496
Additions charged to operations	528	575	442	270	901
Balance at end of year	$2,628	$2,472	$2,247	$2,224	$2,315
Net charge-offs to average gross loans outstanding	0.17%	0.18%	0.27%	0.25%	1.30%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2018
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,762	67.05%	59.43%
Multi-family	26	0.99%	2.84%
Non-residential	344	13.09%	14.79%
Commercial	135	5.14%	7.23%
Consumer	83	3.16%	6.45%
Purchased auto	278	10.57%	9.26%
Total allowance for loan losses	$2,628	100.00%	100.00%

	2017
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,477	59.75%	59.24%
Multi-family	22	0.89%	2.70%
Non-residential	371	15.01%	15.34%
Commercial	154	6.23%	9.91%
Consumer	140	5.66%	3.00%
Purchased auto	308	12.46%	9.81%
Total allowance for loan losses	$2,472	100.00%	100.00%

	2016
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,427	63.51%	63.80%
Multi-family	93	4.14%	3.18%
Non-residential	367	16.33%	13.85%
Commercial	97	4.32%	10.22%
Consumer	79	3.52%	1.76%
Purchased auto	184	8.18%	7.19%
Total allowance for loan losses	$2,247	100.00%	100.00%

	2015
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,728	77.71%	69.73%
Multi-family	142	6.38%	2.79%
Non-residential	198	8.90%	14.18%
Commercial	51	2.29%	8.48%
Consumer	37	1.66%	1.16%
Purchased auto	68	3.06%	3.66%
Total allowance for loan losses	$2,224	100.00%	100.00%

	2014
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,813	78.31%	67.78%
Multi-family	122	5.27%	2.15%
Non-residential	245	10.58%	14.45%
Commercial	36	1.56%	8.45%
Consumer	11	0.48%	1.19%
Purchased auto	88	3.80%	5.98%
Total allowance for loan losses	$2,315	100.00%	100.00%

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

Total allowance for loan losses increased to $2.6 million at December 31, 2018 as compared to $2.5 million at December 31, 2017. The increase reflected an increase of $0.3 million in the general portion of the reserve while specific reserves on impaired loans were consistent between the years.  Impaired loans were $1.5 million with a valuation allowance of $217,000 at December 31, 2018, as compared to $1.5 million with a valuation allowance of $230,000 at December 31, 2017. Of the $1.5 million of impaired loans at December 31, 2018, $0.1 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 4 to the Notes to the Consolidated Financial Statements). The increase in the general portion of the reserve was due primarily to balance increases in all categories of the loan portfolio.  These increases to the allowance were partially off-set by improvements in historical loss levels resulting from stabilization in nonperforming asset levels and charge-off levels, off-set slightly by changes in the qualitative factors applied to reflect changes in risk.

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

At December 31, 2018, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

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

 The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2018		2017		2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Available-for-sale
State and municipal securities	$13,187	$13,187	$13,971	$13,971	$18,156	$18,156
Residential mortgage-backed securities	12,347	12,347	12,075	12,075	26,405	26,405
Total available-for-sale	$25,534	$25,534	$26,046	$26,046	$44,561	$44,561

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2018
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$1,119	3.77%	$4,958	3.30%	$3,862	3.92%	$3,248	4.15%	$13,188	3.73%
Residential mortgage-backed securities	537	1.65%	11,353	2.63%	457	3.56%	-	0.00%	12,348	2.62%
Total securities available-for-sale	$1,656	3.08%	$16,311	2.83%	$4,319	3.88%	$3,248	4.15%	$25,536	3.19%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County, with some deposit relationships in Grundy County. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts in excess of the current limit of $250,000. During 2017, the Bank became a member of the QuickRate CD listing service, which allows the Bank to obtain institutional deposits when needed to help meet loan funding needs.   During 2018, the Bank also began a relationship with Financial Northeastern Companies, a CD broker, to obtain institutional deposits when needed to help meet loan funding needs.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	At December 31,
	2018		2017		2016
		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$14,058	6.29%	$11,563	6.32%	$9,975	5.78%
Interest Bearing Checking	54,292	24.30%	29,081	15.91%	27,634	16.02%
Money Market accounts	25,033	11.20%	27,560	15.08%	29,719	17.22%
Savings accounts	25,720	11.51%	25,966	14.21%	23,988	13.90%
Certificates of Deposit accounts	104,346	46.70%	88,605	48.48%	81,231	47.08%
Total deposit accounts	$223,449	100.00%	$182,775	100.00%	$172,547	100.00%

Certificate Accounts, by rate
Less than 1.00%	$9,980	9.56%	$17,481	19.73%	$32,249	39.70%
1.00% to 1.99%	53,673	51.44%	66,410	74.95%	48,927	60.23%
2.00% to 2.99%	39,114	37.49%	4,714	5.32%	55	0.07%
3.00% to 3.99%	1,579	1.51%	-	0.00%	-	0.00%
4.00% to 4.99%	-	0.00%	-	0.00%	-	0.00%
5.00% to 5.99%	-	0.00%	-	0.00%	-	0.00%
Total Certificate Accounts	$104,346	100.00%	$88,605	100.00%	$81,231	100.00%

 The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2018		2017		2016
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$12,210	0.00%	$10,784	0.00%	$11,125
Interest Bearing Checking	0.90%	42,340	0.07%	29,048	0.05%	27,463
Money Market accounts	0.27%	26,837	0.28%	29,961	0.21%	30,520
Savings accounts	0.06%	26,148	0.06%	26,230	0.06%	28,353
Certificate of Deposit accounts	1.77%	101,025	1.20%	83,283	0.96%	84,589
Total	1.15%	$208,560	0.69%	$179,306	0.53%	$182,050

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Beginning of period	$182,775	$172,547	$176,735
Net deposits (withdrawals)	39,448	9,305	(4,971)
Interest credited on deposit accounts	1,226	923	783
End of period	$223,449	$182,775	$172,547
Percent change	22.25%	5.93%	-2.37%

          The following table indicates the dollar amount of certificates of deposit as of December 31, 2018, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$3,739	$8,542	$12,479	$23,245	$48,005
$100,000 to $250,000	4,063	6,627	9,293	19,341	39,324
Over $250,000	288	1,478	3,927	11,324	17,017
Total	$8,090	$16,647	$25,699	$53,910	$104,346

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$8,437	$1,211	$332	$-	$-	$9,980
1.00% to 1.99%	22,691	19,755	3,940	4,383	2,904	53,673
2.00% to 2.99%	19,308	4,741	2,982	9,124	2,959	39,114
3.00% to 3.99%	-	240	1,339	-	-	1,579
4.00% to 4.99%	-	-	-	-	-	-
5.00% to 5.99%	-	-	-	-	-	-
Total	$50,436	$25,947	$8,593	$13,507	$5,863	$104,346

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 35% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were $12.1 million of Federal Home Loan Bank advances outstanding at December 31, 2018. At December 31, 2018, we had the ability to borrow an additional $74.6 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2018, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds.

Personnel

At December 31, 2018, we had 50 full-time employees and 8 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

          The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank as a federal savings bank is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (OCC), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation (“FDIC”). Ottawa Savings Bank must file reports with the OCC and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the FDIC to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Ottawa Bancorp, Inc., and Ottawa Savings Bank and their operations.

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

Capital Requirements. In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2018, Ottawa Savings Bank maintained 86.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2018 of $0.5 million.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts).  The amounts are adjusted annually and, for 2018, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; and a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Ottawa Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Capital Requirements.  Savings and loan holding companies with less than $3 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2013. For its 2018 fiscal year, Ottawa Savings Bank’s maximum federal income tax rate was 21%.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which amended the Internal Revenue Code of 1986, reducing tax rates and modifying certain policies, credits, and deductions for individuals and businesses. Included in this legislation was a reduction of the federal corporate income tax rate from 35% to 21%. As a result of this reduction, we were required to revalue our existing net deferred tax assets, which resulted in a charge to income tax expense during the fourth quarter of 2017. The Tax Cuts and Jobs Act also added limitations on the deductibility of business interest expense. While this limitation should not impact the deductibility of the Company’s interest expense, the limitation could impact our commercial borrowers. The Tax Cuts and Jobs Act also includes changes to personal income taxes that may impact the Bank’s borrowers, including: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgages; (ii) the elimination of interest deductions for home equity loans; and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Ottawa Savings Bank makes a non-dividend distribution to Ottawa Bancorp, Inc., approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. Ottawa Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Tax Allocation Agreement. Ottawa Bancorp, Inc. and Ottawa Savings Bank have executed a Tax Allocation Agreement. The purpose of this agreement is to set forth the rights and obligations of Ottawa Bancorp and Ottawa Savings Bank for purposes of filing consolidated federal and state combined income tax returns.

 Under the Tax Allocation Agreement, Ottawa Bancorp and Ottawa Savings Bank calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank pays that tax liability to Ottawa Bancorp. Payments are made no earlier than five days prior to the time that Ottawa Bancorp is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank has a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Bancorp pays an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carry-back available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Ottawa Bancorp pays Ottawa Savings Bank an amount equal to the tax savings from using that loss.

Ottawa Savings Bank is required to contribute to Ottawa Bancorp, Inc. its share of any required estimated tax payments. When the consolidated or combined return is actually filed, if the estimated payments by Ottawa Savings Bank to Ottawa Bancorp exceed the amount of Ottawa Savings Bank’s tax liability on a separate entity basis, Ottawa Bancorp will refund the excess to Ottawa Savings Bank. If Ottawa Savings Bank’s tax liability on a separate entity basis exceeds the estimated payments it has paid to Ottawa Bancorp, Ottawa Savings Bank will pay the deficiency to Ottawa Bancorp.

State Taxation

Ottawa Savings Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of approximately 9.46% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

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

At December 31, 2018, loans secured by non-owner occupied one-to-four family residential properties totaled $29.7 million, or 20.9% of our total residential loan portfolio. We intend to continue to make loans secured by non-owner occupied one-to-four family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

          We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2018, our allowance for loan losses as a percentage of total gross loans was 1.10% and as a percentage of total non-performing loans was approximately 174.73%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2018, was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2018 and December 31, 2017-- Provision for Loan Losses.”

We may not be able to realize our deferred tax asset.

          We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2018, we had $1.9 million of net deferred tax assets. During the fourth quarter of 2017, the Company revalued its net deferred tax assets which resulted in a charge of approximately $0.8 million to income tax expense. This income tax adjustment resulted from the December 22, 2017 enactment of the Tax Cuts and Jobs Act, which lowered the corporate tax rate from 34% to 21%. Prior to the enactment of the Tax Cuts and Jobs Act, the Company’s net deferred tax assets were valued based upon the projection of a 34% future tax benefit. We have determined that no valuation allowance is required as of December 31, 2018, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. At December 31, 2018, we had federal net operating loss carry forwards of $0.6 million. The federal net operating loss carry forwards will begin to expire in 2033. Future events such as the expiration of net operating loss carry forwards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax assets. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax assets. Realization of our net deferred tax assets would significantly improve our earnings and capital.

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

          Short-term market interest rates (which we use as a guide to price our deposits) had been near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have been volatile since rising during the latter part of 2013 from historically low levels. In recent quarters the Federal Reserve Board’s policy has been to begin raising interest rates from their historically low levels. Market interest rates on the loans we have originated and the yields on securities we have purchased had been at historically low levels for the past several years. For the year ended December 31, 2018, our interest rate spread was 3.39% compared to 3.70% for the year ended December 31, 2017. The average yield on our interest-earning assets has decreased. If interest rates continue to rise as projected in 2019, the rising interest rate environment will likely continue to adversely affect our net interest income, which would likely have an adverse effect on our profitability. As short-term interest rates rise, and rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Increases in interest rates can result in decreased prepayments of loans and mortgage-related securities, as borrowers maintain existing borrowings.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2018, we held approximately 6.9% of all bank and thrift deposits in LaSalle County, which was the 5th largest market share of deposits out of 22 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 2.6% of all bank and thrift deposits which was the 13th largest market share of deposits out of 13 financial institutions (excluding credit unions). We face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

          We consider our primary market area to consist of LaSalle County, Grundy County and parts of contiguous counties in Illinois. We currently operate three full-service branches with our headquarters located in Ottawa, Illinois and two additional branch locations in Marseilles and Morris, Illinois, and loan production offices in Shorewood, LaSalle, and Sandwich, Illinois. Although we do not currently have any specific plans for expansion, in the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

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

As of December 31, 2018, most of our total loans were to individuals and/or secured by properties located in our market area. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in these counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans, and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2018, we had $650,000 of goodwill and $675,000 of other intangible assets, which include core deposit intangible and mortgage servicing rights. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

In recent months, the U. S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products.   Additional tariffs and retaliatory tariffs may be imposed in the future by the United States and these and other countries.   Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations.  In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Economic risks are not limited to the United States

Negative economic events in other parts of the world may have a negative impact on the U.S. economy.   Economic conditions in several European Union (EU) countries remain tenuous, with the possibility of default on their debt remaining an issue with resultant negative impact on fellow EU members.   Similarly, a slowdown in growth in strategic Asian countries could have negative implications for the both the global and U.S. economy.   Trade imbalances brought about by either ongoing tariff disputes or Great Britain’s pending departure from the EU could further disrupt global economics.   A severe market reaction to any of the foregoing could have a material adverse effect on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements.

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

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

Changes to LIBOR may adversely impact the interest rate paid on some of our loans and other financial instruments.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on, our securities, loans, and liabilities, including the interest we pay on those securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are located and conduct our business at our main office at 925 LaSalle Street, Ottawa, Illinois, as well as at our two branch offices in Marseilles and Morris, Illinois and our loan production offices in Shorewood, Sandwich and LaSalle, Illinois. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to these facilities at December 31, 2018.

		Net Book
	Year	Value at
	Opened/	December 31,	Square	Owned/
Location	Acquired	2018	Footage	Leased
925 LaSalle Street, Ottawa, IL 61350	1958	$5,776,196	21,000	Owned
125 West Bluff Street, Marseilles, IL 61341	2014	277,430	3,286	Owned
1508 Creek Drive, Morris, IL 60450	2014	370,352	2,729	Owned
119 Joliet Street, LaSalle, IL 61301 (1)	2018	-	350	Leased (2)
566 Brook Forest Avenue, Shorewood, IL 60404 (1)	2017	-	1,239	Leased (3)
100 South Latham Street, Sandwich, IL 60548 (1)	2018	-	850	Leased (4)

_________

(1) Denotes loan production office
(2) Lease expires in August 2019
(3) Lease expires in June 2019 (4) Lease expires in June 2019

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “OTTW”.  Prior to October 12, 2016, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2018, the Company had 304 record holders of its common stock.

Dividend Policy

The Company paid aggregate cash dividends of $0.265 per share during 2018. We intend to pay cash dividends on a quarterly basis however, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

Ottawa Bancorp is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

Dividends from the Company may depend upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings associations. The Company files a consolidated federal tax return with the Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal tax purposes. Additionally, during the three-year period following the conversion, we will not be permitted to make any capital distribution to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.  See “Item 1. Business.”  and “Item 1A. Risk Factors”.

Issuer Purchases

On November 7, 2018, the Company issued a press release announcing that it has approved a stock repurchase program authorizing the purchase of 337,440 shares, representing 10% of the Company’s outstanding shares of common stock.  The stock repurchase program was approved in connection with the expiration of the Company’s previously approved stock repurchase program, which occurred on November 15, 2018.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the year ended December 31, 2018:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
October 1-31, 2018	7,706	$13.67	7,706	237,139
November 1-30, 2018	11,680	13.52	11,680	329,250
December 1-31, 2018	16,600	13.38	16,600	312,650
Total	35,986	$13.49	35,986	312,650

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2018	2017	2016
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$292,836	$255,400	$230,161
Loans, net (1)	235,926	207,035	160,586
Securities available for sale	25,534	26,046	44,561
Deposits	223,449	182,775	172,547
Stockholders' Equity	52,824	53,102	51,936
Book Value per common share	$15.73	$15.38	$14.98
Tangible Book Value per common share (2)	$15.47	$15.11	$14.69

(1)	Net of undisbursed portion of construction loans, deferred loan (costs) fees, and allowance for loan losses.
(2)	Non-GAAP measure. Excludes goodwill and core deposit intangible.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$11,099	$9,634	$8,423
Total interest expense	1,981	1,045	856
Net interest income	9,118	8,589	7,567
Provision for loan losses	528	575	442
Other income	2,283	2,209	1,748
Other expense	8,200	7,905	7,012
Income tax expense	679	1,504	600
Net income	$1,994	$814	$1,261
Basic earnings per share	$0.62	$0.25	$0.43
Diluted earnings per share	$0.62	$0.25	$0.42
Dividends per share	$0.265	$0.16	$-

	At or for the Years Ended
	December 31,
	2018	2017	2016
Performance Ratios:
Return on average assets	0.73%	0.34%	0.56%
Return on average stockholders' equity	3.77	1.55	3.43
Average stockholders' equity to average assets	19.29	21.66	16.38
Stockholders' equity to total assets at end of period	18.04	20.79	22.57
Net interest rate spread (1)	3.39	3.70	3.57
Net interest margin (2)	3.57	3.84	3.65
Average interest-earning assets to average interest-bearing liabilities	123.14	128.39	119.12
Other expense to average assets	2.99	3.26	3.12
Efficiency ratio (3)	71.92	72.96	75.27
Dividend payout ratio	42.74	64.00	-
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	21.08	22.52	26.76
Tier 1 core capital (to risk-weighted assets)	19.88	21.27	25.51
Common equity Tier 1 (to risk-weighted assets)	19.88	21.27	25.51
Tier 1 leverage (to adjusted total assets)	15.16	16.21	16.84
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.16	0.18	0.27
Allowance for loan losses to gross loans outstanding	1.10	1.18	1.35
Non-performing loans to gross loans (4)	0.63	0.75	3.00
Non-performing assets to total assets (4)	0.54	0.65	2.18
Other Data:
Number of full-service offices	3	3	3

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
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

          Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts, certificates of deposit and borrowings. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees, service charges, and gains on the sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, deposit insurance premiums, directors’ fees, occupancy, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

The Company's total assets increased $37.4 million, or 14.6%, to $292.8 million at December 31, 2018, from $255.4 million at December 31, 2017. The increase was primarily due to an increase of $28.9 million in the net loan portfolio, an increase in cash and cash equivalents of $4.6 million, an increase in federal funds sold of $4.7 million and an increase in other assets of $0.4 million, partially off-set by decreases in securities available for sale of $0.5 million, non-marketable equity securities of $0.1 million and loans held for sale of $0.5 million.

Cash and cash equivalents increased approximately $4.7 million, or 124.5%, to $8.4 million at December 31, 2018 from $3.8 million at December 31, 2017, primarily as a result of cash provided by financing activities of $35.3 million and cash provided by operating activities of $3.5 million exceeding cash used in investing activities of $34.1 million. The cash used in investing activities includes the purchase of approximately $9.4 million in auto loans and other net loan increases of $20.4 million, purchases of available for sale securities of $4.2 million, and sales of non-marketable equity securities of $0.1 million, partially offset by sales, calls, maturities and paydowns of available for sale securities of $4.2 million and an increase in federal funds sold of $4.7 million. The net cash provided by financing activities includes proceeds from Federal Home Loan Bank advances of $9.8 million and increases in deposits of $40.7 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $12.8 million, shares repurchased and cancelled of $1.6 million and dividends paid of $0.9 million.

Federal funds sold increased approximately $4.7 million, or 503.1%, to $5.7 million at December 31, 2018 from $0.9 million at December 31, 2017.

Securities available for sale decreased $0.5 million, or 2.0%, to $25.5 million at December 31, 2018 from $26.0 million at December 31, 2017. The decrease was primarily due to sales, calls and maturities of $1.3 million and pay-downs of $2.9 million, offset by $4.2 million in purchases. The remaining decreases were attributable to net amortization/accretion of premiums and discounts, and changes in unrealized gains/losses.

Loans, net of the allowance for loan losses, increased $28.9 million, or 14.0%, to $235.9 million at December 31, 2018 from $207.0 million at December 31, 2017.  The increase in loans, net of the allowance for loan losses, was primarily due to an increase in gross consumer direct loans of $9.1 million, an increase in gross residential mortgage loans of $17.7 million, an increase in gross non-residential real estate loans of $3.2 million, a $1.5 million increase in purchased auto loans, and an increase in multi-family residential loans of $1.1 million, offset by a decrease of $3.5 million in commercial loans and the allowance for loan losses of $0.2 million.  The changes above are net of normal pay-downs and principal reductions.

Total deposits increased $40.6 million, or 22.2%, to $223.4 million at December 31, 2018 from $182.8 million at December 31, 2017.  The increase is primarily due to an increase in certificates of deposit of $15.7 million, or 17.8%, and an increase in checking balances of $27.6 million, or 68.2%, partially offset by a decrease in money market balances of $2.5 million, or 9.2% and savings accounts decreased by $0.2 million or 0.9% from December 31, 2017 to December 31, 2018. The increase in certificates of deposit is primarily due to increases in listing service deposits of $12.3 million and brokered CD’s of $8.7 million, while the remaining increase in certificates of deposit and the increase in savings and checking balances is due to management’s continued efforts to strategically price interest rates to position the Bank for rising interest rates and customers seeking non-term products as they wait for a better rate environment.

FHLB advances decreased $3.0 million, to $12.1 million at December 31, 2018 compared to $15.1 million at December 31, 2017.

Stockholders’ equity decreased approximately $279,000 to $52.8 million at December 31, 2018 from $53.1 million at December 31, 2017. The decrease reflects $1.6 million to repurchase and cancel 118,621 outstanding shares of Company common stock, $0.9 million in dividends and a decrease in other comprehensive income of $0.2 million related to a decrease in the fair value of securities available for sale. These decreases were partially off-set by net income of $2.0 million for the year ended December 31, 2018, and proceeds from stock options exercised, equity incentive plan shares issued and the allocation of ESOP shares totaling approximately $0.4 million.

Comparison of Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

General.  Net income for the year ended December 31, 2018 increased approximately $1.2 million, or 150.0%, to $2.0 million compared to net income of $0.8 million for the year ended December 31, 2017. The increase was primarily attributed to a decrease in income tax expense of $0.8 million and increases of $0.5 million in net interest income and $0.2 million in other income.  These increases in were partially offset by an increase in total other expenses of $0.4 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,229	$8,678	$1,551	17.87%
Securities:
Mortgage-backed and related securities	281	436	(155)	(35.55)
State and municipal securities	409	478	(69)	(14.44)
Non-marketable equity securities	25	12	13	108.33
Interest-bearing deposits	155	30	125	416.67
Total interest and dividend income	11,099	9,634	1,465	15.21
Interest expense:
Deposits	1,762	963	799	82.97
Borrowings	219	82	137	167.07
Total interest expense	1,981	1,045	936	89.57
Net interest income	$9,118	$8,589	$529	6.16%

Net interest income increased by $0.5 million, or 6.2%, to $9.1 million for the year ended December 31, 2018, from $8.6 million for the year ended December 31, 2017. Interest and dividend income increased $1.5 million, or 15.2%, primarily due to an increase in the average balances of interest-earning assets of $31.3 million. The increase in net interest income was partially offset by an increase in interest expense as the average cost of funds increased 36 basis points to 0.96% for the year ended December 31, 2018. The net interest margin decreased by 27 basis points, or 7.0% to 3.57% during the year ended December 31, 2018.

Provision for Loan Losses. Management recorded a provision for loan losses of $0.5 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. The decrease in provision expense was primarily due to improvements in specific reserves on impaired loans.   Net charge-offs were approximately $0.4 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.  The allowance for loan losses was $2.6 million, or 1.10% of total gross loans at December 31, 2018, compared to $2.5 million, or 1.18% of gross loans at December 31, 2017.  General reserves were higher at December 31, 2018, when compared to December 31, 2017, as the balances in most loan categories increased during the year ended December 31, 2018. These increases to the allowance were slightly off-set by improvements in historical loss levels and changes in qualitative factors during year ended December 31, 2018, as compared to the same year ended December 31, 2017. Additionally, specific reserves as of December 31, 2018 were lower than they were as of December 31, 2017, due to several credits being resolved during 2018 for which the Bank maintained reserves as of December 31, 2017.  Management’s assessment of risk in the portfolio is reflected in the qualitative factors, as discussed on pages 11 and 12.  Based on a review of the loans that were in the loan portfolio at December 31, 2018, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans, net	$585	$697	$(112)	(16.07)%
Gain on sale of foreclosed real estate	116	45	71	157.78
Gain on sale of repossessed assets	5	15	(10)	(66.67)
Loan origination and servicing income	858	634	224	35.33
Origination of mortgage servicing rights, net of amortization	23	72	(49)	(68.06)
Customer service fees	528	482	46	9.54
Increase in cash surrender value of life insurance	48	48	-	-
Other	120	116	4	3.45
Total other income	$2,283	$2,109	$174	8.25%

The increase in total other income was primarily due to higher revenues for loan origination and servicing income, customer service fees and gains on sales of foreclosed real estate offset slightly by a decrease in gain on sale of loans.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$4,295	$4,304	$(9)	(0.21)%
Directors fees	181	163	18	11.04
Occupancy	638	644	(6)	(0.93)
Deposit insurance premium	66	57	9	15.79
Legal and professional services	388	361	27	7.48
Data processing	665	594	71	11.95
Loss on sale of securities, net	-	29	(29)	(100.00)
Loan expense	725	593	132	22.26
Valuation adjustments and expenses on foreclosed real estate	26	12	14	116.67
Other	1,216	1,048	168	16.03
Total other expenses	$8,200	$7,805	$395	5.06%

Efficiency ratio (1)	71.92%	72.96%
(1) Computed as other expenses divided by the sum of net interest income and other income.

          Total other expense increased $0.4 million, or 5.1%, to $8.2 million for the year December 31, 2018, as compared to $7.8 million for the year ended December 31, 2017. The increase was primarily due to higher other expenses, increased loan expenses, and higher data processing expenses.

Income Taxes. The Company recorded an income tax expense of $0.7 million for the year ended December 31, 2018, compared to $1.5 million for the year ended December 31, 2017.  The 2017 results were negatively impacted by a reduction in value of the Company’s net deferred tax assets which resulted in a charge of approximately $0.8 million, or $0.25 per basic and diluted common share, to income tax expense.  This income tax adjustment resulted from the December 22, 2017 enactment of the Tax Cuts and Jobs Act, which lowered the corporate tax rate from 34% to 21%.  Prior to the enactment of the Tax Cuts and Jobs Acts, the Company’s net deferred tax assets were valued based upon the projection of a 34% future tax benefit.

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

	Year Ended December 31,
	2018			2017			2016
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$25,277	$690	2.73%	$37,149	$914	2.46%	$45,934	$1,084	2.36%
Loans receivable, net (2)	221,885	10,229	4.61%	183,508	8,678	4.73%	150,525	7,292	4.84%
Non-marketable equity securities	776	25	3.22%	766	12	1.57%	905	11	1.22%
Other investments	7,222	155	2.15%	2,476	30	1.21%	10,091	36	0.36%
Total interest-earning assets	255,160	$11,099	4.35%	223,899	$9,634	4.30%	207,455	$8,423	4.06%
Non-interest-earning assets	19,336			18,778			17,198
TOTAL ASSETS	$274,496			$242,677			$224,653

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$26,837	$75	0.28%	$29,961	$74	0.25%	$30,520	$64	0.21%
Savings accounts	26,148	19	0.07%	26,229	19	0.07%	28,353	20	0.07%
Certificates of Deposit accounts	101,025	1,484	1.47%	83,283	854	1.03%	84,589	724	0.86%
Checking accounts	42,340	185	0.44%	29,047	16	0.06%	27,463	12	0.04%
Advances and borrowed funds	10,856	218	2.01%	5,866	82	1.40%	3,225	36	1.12%
Total interest-bearing liabilities	207,206	1,981	0.96%	174,386	1,045	0.60%	174,150	856	0.49%
Non-interest-bearing liabilities	14,239			15,736			13,695
TOTAL LIABILITIES	221,445			190,122			187,845
EQUITY	52,961			52,555			36,808
TOTAL LIABILITIES AND EQUITY	$274,496			$242,677			$224,653
NET INTEREST INCOME		$9,118			$8,589			$7,567
NET INTEREST RATE SPREAD (3)			3.39%			3.70%			3.57%
NET INTEREST MARGIN (4)			3.57%			3.84%			3.65%
RATIO OF AVERAGE INTEREST- EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			123.14%			128.39%			119.12%

(1) Includes unamortized discounts and premiums
(2) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
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

	Year Ended December 31,
	2018 COMPARED TO 2017			2017 COMPARED TO 2016
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(324)	$100	$(224)	$(216)	$46	$(170)
Loans receivable, net	1,771	(220)	1,551	1,560	(174)	1,386
Non-marketable equity securities	-	13	13	(2)	3	1
Other investments	102	23	125	(92)	86	(6)
Total interest-earning assets	$1,544	$(84)	$1,465	$1,250	$(39)	$1,211

Interest expense on
Money Market accounts	$(9)	$9	$-	$(1)	$11	$10
Passbook savings accounts	-	-	-	(2)	1	(1)
Certificates of Deposit accounts	265	365	630	(13)	143	130
Checking accounts	60	109	169	1	3	4
Borrowed funds	101	36	137	37	9	46
Total interest-bearing liabilities	417	519	736	22	167	189
Change in net interest income	$1,132	$(603)	$529	$1,228	$(206)	$1,022

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

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Company has engaged a third-party provider to value its portfolios.   The model utilized by the Company’s third-party provider utilizes a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 basis points instantaneously. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value and the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Year Ended December 31, 2018
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+400	$54,362	$(10,286)	-15.91%	20.30%	(150)
+300	$57,194	(7,454)	-11.53%	20.80%	(120)
+200	60,293	(4,355)	-6.74%	21.40%	(60)
+100	62,977	(1,671)	-2.58%	21.80%	(20)
0	64,648	-	-	22.00%	-
-100	65,327	679	1.05%	21.80%	(20)
-200	65,301	(26)	-0.04%	21.40%	(40)

	Year Ended December 31, 2017
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$54,397	$(8,504)	-13.52%	22.63%	(163)
+200	58,103	(4,798)	-7.63%	23.48%	(78)
+100	61,086	(1,815)	-2.89%	24.07%	(19)
0	62,901	-	-	24.26%	-
-100	63,917	1,016	1.62%	24.18%	(8)

The table above indicates that at December 31, 2018, in the event of a 100-basis point increase in interest rates, we would experience a decrease of approximately 2.6% in net portfolio value. In the event of a 200-basis point increase in interest rates, we would experience a decrease of approximately 6.7% in net portfolio value. For a 300-basis point increase in interest rates, we would experience a decreased value of approximately 11.5% in net portfolio value. In the event of a 400-basis point increase in interest rates, we would experience a decrease of approximately 13.7% in net portfolio value. In the event of a 100-basis point decrease in interest rates, we would experience an increase of approximately 1.1% in net portfolio value. In the event of a 200-basis point decrease in interest rates, we would experience a decrease of approximately 0.1% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 5.00% for the year ended December 31, 2018 compared to 3.11% for the year ended December 31, 2017. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2018 and 2017, our loan originations totaled $79.5 million and $86.6 million, respectively. For the years ended December 31, 2018, we purchased loans totaling $17.6 million, compared to the purchase of loans totaling $19.6 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, we received $20.4 million and $22.5 million, respectively, from the sale of loans, resulting in gains of $0.6 million and $0.7 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $4.3 million and $19.4 million for the years ended December 31, 2018 and 2017 respectively. We purchased $4.2 million and $1.3 million in securities for the years ended December 31, 2018 and 2017, respectively.  For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Lending Activities.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased $40.6 million for the year ended December 31, 2018 and increased $10.2 million for the year ended December 31, 2017. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $74.6 million and $60.4 million from the FHLBC as of December 31, 2018 and 2017, respectively. In addition, as of December 31, 2018 and 2017, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. Additionally, at December 31, 2018 we had a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds. There were $12.1 million and $15.1 million, respectively of Federal Home Loan Bank advances at December 31, 2018 and 2017 and no Federal Funds purchased outstanding at December 31, 2018 and 2017.

At December 31, 2018, we had outstanding commitments to originate loans of $5.8 million, unfunded commitments under lines of credit of $15.5 million, unfunded commitments on construction loans of $7.2 million, and no unfunded standby letters of credit. At December 31, 2018, certificates of deposit scheduled to mature in less than one year totaled $50.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2018, the Company had liquid assets of $7.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on its financial condition, results of operations or cash-flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the guidance on January 1, 2019 and the standard will not have a material impact on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU will not have an effect as our current bond accounting is consistent with the requirements of this guidance.

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

The information required by this Item 8 is contained on pages F-1 through F-48 of this Form 10-K.

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

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2019 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the caption “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a) Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information as of December 31, 2018 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be issued upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	of Outstanding Options,	Plans (Excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	13,060	$5.82	328,503
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	13,060	$5.82	328,503

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

10.6	Ottawa Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-37914) filed with the Securities and Exchange Commission on April 11, 2018) *

21.0	Subsidiaries

23.1	Consent of RSM US, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income; (iv) the Condensed Statements of Stockholders' Equity; (V) The Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control – Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, is effective.

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

Ottawa Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Ottawa Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ottawa Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 28, 2019

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017
Assets
Cash and due from banks	$2,416,568	$2,426,924
Interest bearing deposits	6,013,890	1,328,893
Total cash and cash equivalents	8,430,458	3,755,817
Time deposits	250,000	250,000
Federal funds sold	5,663,000	939,000
Securities available for sale	25,533,767	26,045,675
Non-marketable equity securities	769,121	918,387
Loans, net of allowance for loan losses of $2,627,738 and $2,472,446 at December 31, 2018 and 2017, respectively	235,926,419	207,035,091
Loans held for sale	-	499,375
Premises and equipment, net	6,621,080	6,670,088
Accrued interest receivable	824,542	794,449
Foreclosed real estate	-	84,100
Deferred tax assets	1,898,141	1,870,490
Cash surrender value of life insurance	2,341,453	2,293,800
Goodwill	649,869	649,869
Core deposit intangible	228,000	286,000
Other assets	3,700,229	3,307,734
Total assets	$292,836,079	$255,399,875
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$14,057,719	$11,562,801
Interest bearing	209,390,810	171,211,823
Total deposits	223,448,529	182,774,624
Accrued interest payable	5,648	661
FHLB advances	12,087,152	15,105,287
Other liabilities	4,470,384	4,416,368
Total liabilities	240,011,713	202,296,940
Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 3,358,922 and 3,451,802 shares issued at December 31, 2018 and 2017, respectively	33,589	34,518
Additional paid-in-capital	35,579,606	36,949,508
Retained earnings	18,859,232	17,720,962
Unallocated ESOP shares	(1,576,616)	(1,754,632)
Unearned management recognition plan shares	(40,361)	-
Accumulated other comprehensive (loss) income	(31,084)	152,579

Total stockholders' equity	52,824,366	53,102,935
Total liabilities and stockholders' equity	$292,836,079	$255,399,875

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2018 and 2017

	2018	2017
Interest and dividend income:
Interest and fees on loans	$10,229,270	$8,677,914
Securities:
Residential mortgage-backed and related securities	281,418	435,673
State and municipal securities	408,467	477,921
Dividends on non-marketable equity securities	24,535	12,084
Interest-bearing deposits	155,322	30,322
Total interest and dividend income	11,099,012	9,633,914
Interest expense:
Deposits	1,762,113	963,242
Borrowings	218,512	81,625
Total interest expense	1,980,625	1,044,867
Net interest income	9,118,387	8,589,047
Provision for loan losses	527,500	575,000
Net interest income after provision for loan losses	8,590,887	8,014,047
Other income:
Gain on sale of loans, net	584,929	696,754
Gain on sale of foreclosed real estate	116,295	44,773
Gain on sale of repossessed assets	4,917	14,686
Loan origination and servicing income	858,087	633,984
Origination of mortgage servicing rights, net of amortization	23,230	71,978
Customer service fees	527,739	482,525
Increase in cash surrender value of life insurance	47,653	48,222
Other	119,977	115,755
Total other income	2,282,827	2,108,677
Other expenses:
Salaries and employee benefits	4,295,121	4,303,658
Directors fees	180,750	163,200
Occupancy	637,872	644,103
Deposit insurance premium	66,010	57,189
Legal and professional services	388,199	360,721
Data processing	664,601	593,871
Loss on sale of securities	-	29,113
Loan expense	725,125	592,531
Valuation adjustments and expenses on foreclosed real estate	26,102	11,937
Other	1,216,412	1,048,628
Total other expenses	8,200,192	7,804,951
Income before income tax expense	2,673,522	2,317,773
Income tax expense	679,216	1,503,749
Net income	$1,994,306	$814,024
Basic earnings per share	$0.62	$0.25
Diluted earnings per share	$0.62	$0.25
Dividends per share	$0.265	$0.16

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018 and 2017

	2018	2017
Net income	$1,994,306	$814,024
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(256,890)	70,603
Reclassification adjustment for losses included in net income	-	29,113
Other comprehensive (loss) income, before tax	(256,890)	99,716
Income tax (benefit) expense related to items of other comprehensive (loss) income	(73,227)	41,469
Other comprehensive (loss) income, net of tax	(183,663)	58,247
Comprehensive income	$1,810,643	$872,271

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2018 and 2017

						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total
Balance, December 31, 2016	$34,674	$37,117,311	$17,455,472	$(1,932,648)	$-	$69,224	$52,744,033
Net income	-	-	814,024	-	-	-	814,024
Other comprehensive income	-	-	-	-	-	58,247	58,247
TCJA, reclassification between accumulated other comprehensive income and retained earnings	-	-	(25,108)	-	-	25,108	-
Allocation 18,779 of ESOP shares	-	78,833	-	178,016	-	-	256,849
RRP options exercised	20	7,120	-	-	-	-	7,140
Cash dividends paid, $0.16 per share	-	-	(523,426)	-	-	-	(523,426)
Repurchase 17,600 shares	(176)	(253,756)	-	-	-	-	(253,932)
Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$53,102,935
Net income	-	-	1,994,306	-	-	-	1,994,306
Other comprehensive (loss)	-	-	-	-	-	(183,663)	(183,663)
Allocation 18,779 of ESOP shares	-	80,341	-	178,016	-	-	258,357
Compensation expense on MRP awards granted	-	-	-	-	28,888	-	28,888
Grant of 5,250 MRP shares	53	69,196	-	-	(69,249)	-	-
RRP options exercised	204	118,862	-	-	-	-	119,066
Cash dividends paid, $0.265 per share	-	-	(856,036)	-	-	-	(856,036)
Repurchase 118,621 shares	(1,186)	(1,638,301)	-	-	-	-	(1,639,487)
Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net income	$1,994,306	$814,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	245,762	246,658
Provision for loan losses	527,500	575,000
Provision for deferred income taxes	45,576	681,827
Net amortization of premiums and discounts on securities	217,838	470,371
Loss (gain) on sale of securities, net	-	29,113
Origination of mortgage loans held for sale	(19,301,192)	(21,980,249)
Proceeds from sale of mortgage loans held for sale	20,385,496	22,482,700
Gain on sale of loans	(584,929)	(696,754)
Origination and purchase of mortgage servicing rights, net of amortization	(22,128)	(71,978)
Gain on sale of foreclosed real estate	(116,295)	(44,773)
Gain on sale of repossessed assets, net	(4,917)	(14,686)
Release of ESOP Shares	258,357	256,849
Compensation expense on MRP options granted	28,888	-
Amortization of core deposit intangible	58,000	73,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	26,904	193,787
Certificates of deposit	-	(14,000)
Federal Home Loan Bank Advances	5,014	6,945
Increase in cash surrender value of life insurance	(47,653)	(48,222)
Change in assets and liabilities:
Increase in accrued interest receivable	(30,093)	(8,965)
Increase in other assets	(262,729)	(679,346)
Increase in accrued interest payable and other liabilities	59,003	667,852
Net cash provided by operating activities	3,482,708	2,939,153
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(4,223,564)	(1,308,450)
Sales, calls, maturities and paydowns	4,260,744	19,423,687
(Purchase) sale of non-marketable equity securities	149,266	(165,066)
Net increase in loans	(29,717,439)	(47,572,782)
Net (increase) decrease in federal funds sold	(4,724,000)	751,000
Proceeds from sale of foreclosed real estate	247,408	292,106
Proceeds from sale of repossessed assets	121,973	73,786
Purchase of property and equipment	(196,754)	(72,840)
Net cash used in investing activities	(34,082,366)	(28,578,559)
Cash Flows from Financing Activities
Net increase in deposits	40,673,905	10,241,603
Proceeds from Federal Home Loan Bank advances	9,750,000	16,000,000
Principal reduction of Federal Home Loan Bank advances	(12,773,149)	(2,022,811)
Proceeds from stock options exercised	119,066	7,140
Shares repurchased and cancelled	(1,639,487)	(253,932)
Dividends paid	(856,036)	(523,426)
Net cash provided by financing activities	35,274,299	23,448,574
Net increase (decrease) in cash and cash equivalents	4,674,641	(2,190,832)
Cash and cash equivalents:
Beginning of period	3,755,817	5,946,649
End of period	$8,430,458	$3,755,817

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2018 and 2017

	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,757,126	$962,805
Interest paid on borrowings	218,512	81,625
Income taxes paid, net of refunds received	766,077	836,395
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	109,000	302,356
Other assets acquired in settlement of loans	207,507	56,600
Sale of foreclosed real estate through loan origination	44,800	3,923

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks and interest bearing deposits, including cash items in process of clearing. Cash flows from loans, deposits, and federal funds sold or purchased are treated as net increases or decreases in the statement of cash flows.

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

Non-marketable equity securities

Nonmarketable equity securities, consisting primarily of the Bank’s investment in the Federal Home Loan Bank of Chicago stock, is carried at cost and periodically evaluated for impairment.

Loans

The Bank primarily lends to small and mid-sized businesses, non-residential real estate customers and consumers providing mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans throughout Ottawa, Marseilles and Morris, Illinois and the surrounding areas. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

A discussion of the risk characteristics and the allowance for estimated losses on loans, by each portfolio segment, follows:

For commercial loans, the Company focuses on small and mid-sized businesses that have annual revenues below $5,000,000 with primary operations as producing wholesalers, manufacturers, building contractors, business services companies, agricultural companies and retailers. The Company provides a wide range of commercial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. The Company also originates commercial loans through Bankers Health Group (BHG). BHG specializes in loans to healthcare professionals of all specialties throughout the United States. The loans for BHG are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. Approval is generally based on the following factors:

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

Some of the non-residential loans that the Company originates finance the construction of residential dwellings and land development. For land development, the loans generally can be made with a maximum loan to value ratio of 70% and a maximum term up to 10 years. Additionally, the Company will underwrite commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent loan upon completion. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent state certified general real estate appraiser. Periodic inspections are required of the property during the term of the construction loan for both residential and commercial construction loans.

For commercial and non-residential real estate loans, the allowance for loan losses consists of specific and general components. For loans that are considered impaired as defined above, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The Company hires an independent firm to perform a loan review every 12-18 months to validate the risk ratings on selected commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions.

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

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as non-accretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increases are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

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

The carrying value of foreclosed residential real estate property as of December 31, 2018 and 2017, was $0 and $84,100, respectively. There was one residential real estate loan in the process of foreclosure as of December 31, 2018, totaling $276,815 and two residential real estate loans in the process of foreclosure as of December 31, 2017, totaling approximately $23,000.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2015 and the years prior.

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

Fair value measurements

In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a framework for measuring fair value and disclosure of fair value measurements. See Note 15 for additional information.

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

Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2018, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

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

Estimated future amortization expense on core deposit intangible is shown in the table below:

Year Ending December 31,	Amount

2019	$46,000
2020	38,000
2021	38,000
2022	38,000
2023	38,000
Thereafter	30,000
$228,000

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies (Continued)

	Years ended December 31,
	2018	2017
Net income available to common stockholders	$1,994,306	$814,024
Basic potential common shares:
Weighted average shares outstanding	3,401,565	3,467,208
Weighted average unallocated ESOP shares	(168,768)	(187,545)
Basic weighted average shares outstanding	3,232,797	3,279,663
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	12	-
Weighted average RRP options outstanding	8,313	16,200
Dilutive weighted average shares outstanding	3,241,121	3,295,863
Basic earnings per share	$0.62	$0.25
Diluted earnings per share	$0.62	$0.25

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the guidance on January 1, 2019 and the standard will not have a material impact on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU will not have an effect as our current bond accounting is consistent with the requirements of this guidance.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.

Note 2.     Restrictions on Cash and Amounts Due from Banks

At December 31, 2018 and December 31, 2017, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.   Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018:
Available for Sale
State and municipal securities	$13,092,077	$116,127	$21,416	$13,186,788
Residential mortgage-backed securities	12,485,167	59,282	197,470	12,346,979
	$25,577,244	$175,409	$218,886	$25,533,767

December 31, 2017:
Available for Sale
State and municipal securities	$13,756,573	$221,320	$7,460	$13,970,433
Residential mortgage-backed securities	12,075,689	121,840	122,287	12,075,242
	$25,832,262	$343,160	$129,747	$26,045,675

At December 31, 2018 and December 31, 2017, there were no pledged securities.

The amortized cost and fair value at December 31, 2018, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$500,682	$502,801
Due after three months through one year	613,652	616,632
Due after one year through five years	4,928,040	4,957,607
Due after five years through ten years	3,829,046	3,862,014
Due after ten years	3,220,657	3,247,734
Residential mortgage-backed securities	12,485,167	12,346,979
	$25,577,244	$25,533,767

There were no proceeds from the sale of securities for the twelve months ended December 31, 2018 and proceeds of $13.7 million from the sale of securities for the twelve months ended December 31, 2017 resulting in gross realized gain of $98,230 and gross realized loss of $127,343 for a net realized loss of $29,113. The tax benefit applicable to the realized loss amounted to $11,115 for the year ended December 31, 2017.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.   Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Securities Available for Sale
State and municipal securities	$1,831,305	$9,610	$1,345,990	$11,806	$3,177,295	$21,416
Residential mortgage-backed securities	2,865,546	25,266	6,034,053	172,204	8,899,599	197,470
	$4,696,851	$34,876	$7,380,043	$184,010	$12,076,894	$218,886

December 31, 2017
Securities Available for Sale
State and municipal securities	$1,435,888	$7,460	$-	$-	$1,435,888	$7,460
Residential mortgage-backed securities	2,035,206	12,564	6,209,019	109,723	8,244,225	122,287
	$3,471,094	$20,024	$6,209,019	$109,723	$9,680,113	$129,747

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

At December 31, 2018, 42 securities had unrealized losses with aggregate depreciation of 1.78% from their amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2018.

Note 4.  Loans and Allowance for Loan Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,	December 31,
	2018	2017
Mortgage loans:
One-to-four family	$141,779,340	$124,118,335
Multi-family	6,776,424	5,664,524
Total mortgage loans	148,555,764	129,782,859

Other loans:
Non-residential	35,286,236	32,133,094
Commercial loans	17,241,698	20,759,262
Consumer direct	15,390,263	6,281,712
Purchased auto	22,080,196	20,550,610
Total other loans	89,998,393	79,724,678
Gross loans	238,554,157	209,507,537
Less: Allowance for loan losses	(2,627,738)	(2,472,446)
Loans, net	$235,926,419	$207,035,091

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of year	$144,528	$461,334
Payment activity	(60,413)	(491,552)
Charge-offs	-	-
Transfer to foreclosed real estate	-	-
Accretion into interest income	9,312	174,746
	$93,427	$144,528

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $432,000 and $468,000 as of December 31, 2018, and December 31, 2017, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of year	$9,592	$82,869
Net reclassification from non-accretable yield	-	101,469
Accretion into interest income	(9,312)	(174,746)
Disposals	-	-
	$280	$9,592

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2018	2017
Purchased auto loans	$10,012,800	$14,141,053

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment as of or for the years ended December 31, 2018 and 2017:

December 31, 2018	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	546,217	(11,295)	(27,430)	(18,431)	(72,930)	111,369	527,500
Loans charged off	(312,175)	-	-	-	-	(166,021)	(478,196)
Recoveries of loans previously charged off	50,275	15,887	-	-	15,608	24,218	105,988
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

Period-end amount allocated to:
Loans individually evaluated for impairment	$160,822	$-	$38,674	$-	$-	$-	$199,496
Loans acquired with deteriorated credit quality	17,817	-	-	-	-	-	17,817
Loans collectively evaluated for impairment	1,583,097	26,562	304,989	135,165	82,947	277,665	2,410,425
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

December 31, 2017	One-to-Four Family	Multi-family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,426,954	$93,481	$367,326	$96,823	$79,253	$183,612	$2,247,449
Provision charged to income	298,839	(87,630)	57,453	56,773	61,392	188,173	575,000
Loans charged off	(259,356)	-	(61,686)	-	(8,633)	(85,442)	(415,117)
Recoveries of loans previously charged off	10,982	16,119	8,000	-	8,257	21,756	65,114
Balance at end of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446

Period-end amount allocated to:
Loans individually evaluated for impairment	$78,820	$-	$110,055	$-	$-	$493	$189,368
Loans acquired with deteriorated credit quality	40,408	-	-	-	-	-	40,408
Loans collectively evaluated for impairment	1,358,191	21,970	261,038	153,596	140,269	307,606	2,242,670
Balance at end of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017:

December 31, 2018	One-to-four Family	Multi- family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$955,317	$-	$455,196	$-	$-	$-	$1,410,513
Loans acquired with deteriorated credit quality	93,427	-	-	-	-	-	93,427
Loans collectively evaluated for impairment	140,730,596	6,776,424	34,831,040	17,241,698	15,390,263	22,080,196	237,050,217
Ending Balance	$141,779,340	$6,776,424	$35,286,236	$17,241,698	$15,390,263	$22,080,196	$238,554,157

December 31, 2017	One-to-four Family	Multi- family	Non- residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$986,321	$-	$355,203	$10,454	$-	$985	$1,352,963
Loans acquired with deteriorated credit quality	144,528	-	-	-	-	-	144,528
Loans collectively evaluated for impairment	122,987,486	5,664,524	31,777,891	20,748,808	6,281,712	20,549,625	208,010,046
Ending Balance	$124,118,335	$5,664,524	$32,133,094	$20,759,262	$6,281,712	$20,550,610	$209,507,537

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

The following table presents loans individually evaluated for impairment, including loans acquired with deteriorated credit quality, by class of loans, at December 31, 2018 and 2017:

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,048,744	$427,825	$620,919	$1,048,744	$178,639	$1,074,284
Multi-family	-	-	-	-	-	-
Non-residential	455,196	141,804	313,392	455,196	38,674	366,226
Commercial	-	-	-	-	-	1,282
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	5,708
	$1,503,940	$569,629	$934,311	$1,503,940	$217,313	$1,447,500

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,130,849	$746,579	$384,270	$1,130,849	$119,228	$1,795,888
Multi-family	-	-	-	-	-	-
Non-residential	355,203	-	355,203	355,203	110,055	749,271
Commercial	10,454	10,454	-	10,454	-	5,341
Consumer direct	-	-	-	-	-	-
Purchased auto	985	-	985	985	493	11,205
	$1,497,491	$757,033	$740,458	$1,497,491	$229,776	$2,561,705

The Company recognized approximately $0 and $10,000 in cash basis interest income on impaired loans for the years ended December 31, 2018 and 2017, respectively.

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

Impaired loans at December 31, 2018 included one loan of $70,000 whose term had been modified in troubled debt restructurings, compared to four loans of $473,000 at December 31, 2017. The amount of TDR loans included in impaired loans decreased approximately $403,000 as a result of upgrading three loans of approximately $388,000 due to improved performance and payments of approximately $15,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

There were no loan modifications during the year ended December 31, 2018 and 2017 that were classified as troubled debt restructurings.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2018 and 2017:

December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,048,744	$-
Multi-family	-	-
Non-residential	455,196	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,503,940	$-

December 31, 2017	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,213,662	$-
Multi-family	-	-
Non-residential	355,203	-
Commercial	10,454	-
Consumer direct	-	-
Purchased auto	985	-
	$1,580,304	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2018 and 2017:

December 31, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,293,142	$549,331	$788,127	$2,630,600	$139,148,740	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	1,413,392	129,464	127,464	1,670,320	33,615,916	35,286,236
Commercial	3,989	-	-	3,989	17,237,709	17,241,698
Consumer direct	9,044	-	-	9,044	15,381,219	15,390,263
Purchased auto	31,671	16,069	-	47,740	22,032,456	22,080,196
	$2,751,238	$694,864	$915,591	$4,361,693	$234,192,464	$238,554,157

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

December 31, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$860,502	$985,661	$99,601	$1,945,764	$122,172,571	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	478,930	394,634	-	873,564	31,259,530	32,133,094
Commercial	-	10,454	-	10,454	20,748,808	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	30,352	-	985	31,337	20,519,273	20,550,610
	$1,369,784	$1,390,749	$100,586	$2,861,119	$206,646,418	$209,507,537

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

●	Not Rated – loans in this category are not evaluated on an individual basis.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Loan Losses (Continued)

As of December 31, 2018 and 2017, the risk category of loans by class is as follows:

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,653,633	$335,758	$1,048,744	$-	$110,741,205	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	34,831,040	-	455,196	-	-	35,286,236
Commercial	17,241,698	-	-	-	-	17,241,698
Consumer direct	-	-	-	-	15,390,263	15,390,263
Purchased auto	-	-	-	-	22,080,196	22,080,196
Total	$81,726,371	$335,758	$1,503,940	$-	$154,988,088	$238,554,157

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$23,224,866	$529,738	$1,130,849	$-	$99,232,882	$124,118,335
Multi-family	-	-	-	-	5,664,524	5,664,524
Non-residential	31,531,886	246,005	355,203	-	-	32,133,094
Commercial	20,748,808	-	10,454	-	-	20,759,262
Consumer direct	-	-	-	-	6,281,712	6,281,712
Purchased auto	-	-	985	-	20,549,625	20,550,610
Total	$75,505,560	$775,743	$1,497,491	$-	$131,728,743	$209,507,537

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability. Loans to directors, principal officers, and their immediate families at December 31, 2018 and 2017 were $22,000 and $82,016, respectively.

Note 5.   Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $73,390,811 and $68,160,536 at December 31, 2018 and 2017, respectively. The carrying value of mortgage servicing rights associated with loans serviced for others included in other assets on the consolidated balance sheets, as of December 31, 2018 and 2017, was $446,751 and $423,522, respectively.

Note 6.   Accrued Interest Receivable

Accrued interest receivable at December 31, 2018 and 2017, are summarized as follows:

	2018	2017
State and municipal securities	$114,424	$120,760
Residential mortgage-backed securities	38,805	40,099
Loans	671,313	633,590
	$824,542	$794,449

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 7.   Premises and Equipment

Premises and equipment at December 31, 2018 and 2017, are summarized as follows:

	2018	2017
Cost:
Land	$2,190,649	$2,190,649
Buildings	7,427,612	7,300,466
Furniture and equipment	1,519,998	1,450,390
	11,138,259	10,941,505
Less: Accumulated depreciation	4,517,179	4,271,417
	$6,621,080	$6,670,088

Note 8.  Deposits

Deposits at December 31, 2018 and 2017, are summarized as follows:

	2018		2017
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$14,057,719	6.29%	$11,562,801	6.32%

Interest bearing checking	54,292,074	24.30%	29,081,404	15.91%
Money market	25,032,543	11.20%	27,560,108	15.08%
Savings	25,719,932	11.51%	25,965,589	14.21%
Certificates of deposit	104,346,261	46.70%	88,604,722	48.48%
Interest bearing	209,390,810	93.71%	171,211,823	93.68%
Total	$223,448,529	100.00%	$182,774,624	100.00%

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2018	2017
Money market	$75,107	$74,101
Savings	18,854	18,585
Certificates of deposit	1,483,780	854,250
Interest bearing checking	184,372	16,306
	$1,762,113	$963,242

Deposits from directors, principal officers, and their immediate families at December 31, 2018 and 2017 were $2,458,030 and $3,137,871 respectively.

The aggregate amount of public deposits at December 31, 2018 and 2017 were $7,161,850 and $6,729,036, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $56,341,000 and $39,225,000 at December 31, 2018 and 2017, respectively. Of these certificates of deposit, there was approximately $17,017,000 and $7,009,000 at December 31, 2018 and 2017, respectively with minimum denominations of $250,000.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

 Note 8.  Deposits (Continued)

At December 31, 2018, scheduled maturities of certificates of deposit are as follows:

2019	$50,436,286
2020	25,946,723
2021	8,592,671
2022	13,507,486
2023	5,657,739
2024	205,356
$104,346,261

The Company held brokered deposits of approximately $21.1 million and $5.2 million, respectively at December 31, 2018 and 2017. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $1,950 and $487 were recognized for the years ended December 31, 2018 and 2017, respectively.

Note 9.  Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the FHLBC and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2018, we had the ability to borrow $74.6 million from the FHLBC. In addition, as of December 31, 2018, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds. There were Federal Home Loan Bank advances outstanding of approximately $12.1 million and $15.1 million, respectively at December 31, 2018 and 2017. There were no Federal Funds purchased outstanding at December 31, 2018 or 2017.

A summary of outstanding advances is as follows:

	December 31,
	2018	2017

Open lines of credit at 1.46%	$-	$4,000,000
Matured 02/15/2018 at 1.27%, fixed	-	1,000,000
Matured 03/30/2018 at 1.72%, fixed	-	499,357
Matured 05/15/2018 at 1.34%, fixed	-	2,000,000
Matured 09/25/2018 at 1.46%, fixed	-	2,000,000
Matures 03/15/2019 at 2.42%, fixed	1,500,000	-
Matures 04/01/2019 at 2.00%, fixed	499,272	497,089
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	-
Matures 09/21/2021 at 3.07%, fixed	1,000,000	-
Matures 03/21/2022 at 3.09%, fixed	1,000,000	-
Matures 09/21/2022 at 3.11%, fixed	1,000,000	-
Matures 10/03/2022 at 1.48%, fixed	87,880	108,841
Matures 03/21/2023 at 3.15%, fixed	500,000	-
Matures 09/21/2023 at 3.18%, fixed	500,000	-
	$12,087,152	$15,105,287

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2018, 18,779 shares, with an average fair value of $13.76 per share were committed to be released, resulting in ESOP compensation expense of $258,357, as compared to 18,779 shares, with an average fair value of $13.68 per share were committed to be released, resulting in ESOP compensation expense of $256,849 for 2017.

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

	December 31,
	2018	2017
Shares allocated	123,051	104,272
Shares withdrawn from the plan	(28,278)	(21,030)
Unallocated shares	158,639	177,418
Total ESOP shares	253,412	260,660
Fair value of unallocated shares	$2,114,657	$2,561,916

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 4.5 percent ratably over the remaining years to the date when each executive is first eligible for benefits.  The recorded SERP liability included in other liabilities on the consolidated balance sheets was $541,392 and $580,896 for the years ended December 31, 2018 and 2017, respectively. The SERP compensation charged to expense totaled ($3,367) and $97,082 for the years ended December 31, 2018 and 2017, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a six-year period. Employer contribution expense was $162,090 and $173,916 for the years ended December 31, 2018 and 2017, respectively.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2018 and 2017 were $73,409 and $86,472, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,538,862 and $1,519,993 at December 31, 2018 and 2017, respectively. Additionally, in November, 2018, the Board approved a cash payment to the Nonqualified Deferred Compensation plan of $33,000 on behalf of the President.

Director retirement plan

The Bank has, as a result of the Twin Oaks merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees. Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger, with ten years of payments guaranteed. Four of the former members are retired and collecting benefit payments. Two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire. As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $285,053 and $296,903 as of December 31, 2018 and 2017, respectively. This is an unfunded plan.

Director retirement plan valuation

	December 31,
	2018	2017
Number of participants:
Retirees	3	4
Active directors - not yet eligible	2	2
Total	5	6

Obligations and funded status:

	Years ended December 31,
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$311,283	$318,465
Service cost	-	-
Interest cost	12,000	10,116
Actuarial loss	(14,345)	14,380
Benefits paid	(23,885)	(31,678)
Assumed liability	-	-
Benefit obligation at end of year	$285,053	$311,283

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Change in plan assets	$		$
Employer contributions		23,885		31,678
Benefits paid		(23,885)		(31,678)
Fair value of plan assets at year end		-		-

Funded status		(270,708)		(311,283)
Actuarial loss		(14,345)		14,380
Net amount recognized		$(285,053)		$(296,903)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2018	2017
Accumulated post-retirement benefit obligation:
Active participants	$(106,093)	$(116,478)
Retired participants including beneficiaries	(164,615)	(194,805)
Total	(270,708)	(311,283)
Plan assets at fair value	-	-
Funded status	(270,708)	(311,283)
Actuarial loss (gain)	(14,345)	14,380
(Accrued) cost included in other liabilities	$(285,053)	$(296,903)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2018	2017
Service cost	$-	$-
Interest cost	12,000	10,116
Amortization net (gain) loss	(14,345)	14,380
Net cost (benefit)	$(2,345)	$24,496

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2018	2017
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	-
Active employees - not yet eligible	2	3
Total	5	6

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Years ended December 31,
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$293,449	$286,691
Service cost	16,589	6,319
Interest cost	11,560	8,993
Actuarial (gain)	(14,989)	(6,000)
Plan amendments	-	-
Benefits paid	(7,533)	(8,000)
Retiree contributions	4,144	5,000
Benefit obligation at end of year	303,220	293,449

Change in plan assets
Employer contributions	3,389	4,000
Retiree contributions	4,299	5,000
Benefits paid	(7,533)	(9,000)
Fair value of plan assets at year end	-	-

Funded status	(303,220)	(293,449)
Actuarial loss (gain)	4,299	(118,270)
Net amount recognized	$(298,921)	$(411,719)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2018	2017
Accumulated post-retirement benefit obligation:
Retirees	$(59,636)	$(82,675)
Active employees - fully eligible	-	-
Active employees - not yet eligible	(239,285)	(210,774)
Total	(298,921)	(293,449)
Plan assets at fair value	-	-
Funded status	(303,220)	(293,449)
Actuarial (gain)	4,299	(118,270)
(Accrued) cost included in other liabilities	$(298,921)	$(411,719)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2018	2017
Service cost	$16,589	$6,319
Interest cost	11,560	8,993
Amortization net gain	(40,096)	(30,083)
Net cost (benefit)	$(11,947)	$(14,771)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.  Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2018 Equity Incentive Plan, 333,753 shares were authorized by the Company in May, 2018. Additionally, 30,000 of incentive stock options were also authorized. Granted shares vest in equal installments over a five-year period, with ownership of the share transferring to the recipient upon vesting. There were 5,250 shares granted in 2018. Of these, 2,190 vested immediately. As of December 31, 2018, there were 3,060 shares not yet vested. At December31, 2017, there were no shares not yet vested.

A summary of the status of the MRP stock awards is as follows:

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2018	Shares	Value
Outstanding and non-vested at beginning of year	-	$-
Granted	5,250	13.19
Vested and transferred to recipients	(2,190)	13.19
Outstanding and non-vested at end of year	3,060	$13.19

At December 31, 2018 there were 2,190 shares vested and 3,060 shares not vested. Therefore, there was approximately $40,361 of future compensation cost related to non-vested shares not yet recognized. The Company recognized compensation expense of approximately $29,000 for the year ended December 31, 2018. At December 31, 2017, all shares had vested, therefore there was no compensation cost related to non-vested shares not yet recognized.

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

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2018 and 2017.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.  Stock Compensation (Continued)

 A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2018	Shares	Price	Term (years)	Value
Outstanding at beginning of year	30,491	$5.08	2.92	$285,522
Forfeited	-	-	-	-
Granted	-	-		$-
Exercised	(20,491)	$5.81	-	$163,905

Outstanding at end of year	10,000	$3.57	2.88	$97,600
Exercisable at year end	10,000	$3.57	2.88	$97,600

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2017	Shares	Price	Term (years)	Value
Outstanding at beginning of year	32,491	$4.98	3.98	$251,702
Forfeited	-	-	-
Granted	-	-		$-
Exercised	(2,000)	$3.57	-	$20,280

Outstanding at end of year	30,491	$5.08	2.92	$285,522
Exercisable at year end	30,491	$5.08	2.92	$285,522

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12.  Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2018	2017
Federal:
Current	$363,531	$588,767
Deferred	71,504	819,734
	435,035	1,408,501
State:
Current	270,109	208,047
Deferred	(25,928)	(112,799)
	244181	95,248
	$679,216	$1,503,749

	Years Ended December 31,
	2018	2017

Expected income taxes	$561,440	$811,571
Income tax effect of:
State taxes, net of federal tax benefit	192,903	61,911
Tax exempt interest	(77,569)	(157,882)
Income taxed at lower rates	-	(23,188)
Revaluation of deferred taxes, Tax Cuts and Jobs Act of 2017	-	809,403
Other	2,442	1,934
	$679,216	$1,503,749

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12.   Income Taxes (Continued)

  The components of the net deferred tax asset are as follows:

	December 31,
	2018	2017
Deferred tax assets
Unrealized loss on securities Available For Sale	$12,393	$-
Employee benefit plans	842,860	818,437
Allowance for loan losses	748,905	704,647
Net operating loss carryforwards	135,576	181,212
RRP compensation	-	132,252
Loans	76,599	84,268
Purchase accounting - acquisition expenses	82,570	90,076
Other	108,505	43,844
	2,007,408	2,054,736
Deferred tax liabilities
Unrealized gain on securities available for sale	-	(60,834)
Prepaid expenses	(27,229)	(23,973)
Origination of mortgage servicing rights	(17,048)	(17,916)
Core deposit intangible	(64,990)	(81,523)
	(109,267)	(184,246)
Net deferred tax asset	$1,898,141	$1,870,490

Stockholders’ equity at December 31, 2018 and 2017 includes approximately $2,268,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $646,000 at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had federal net operating loss carry forwards of approximately $0.6 million and $0.9 million, respectively. Per Internal Revenue Code Section 382 limitations, our use of the acquired federal net operating loss carry forward of approximately $0.6 million at December 31, 2018 is limited to approximately $0.2 million per year until fully realized. The federal net operating loss carry forwards will begin to expire in 2033.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2018, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13.  Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%. Management believes as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

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

The new minimum capital requirements were effective for the Company on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time. Beginning on January 1, 2016, the Bank must begin holding 0.625% of risk-weighted assets and would increase by that amount annually, until fully implemented in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

As of December 31, 2018, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017, are presented below:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adequacy With		Prompt Corrective
	Actual		Purposes:		Capital Buffer:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:	(Dollars in thousands)
Total Risk-Based Capital (to risk-weighted assets)	$45,968	21.081%	$17,445	8.000%	$21,533	9.875%	$21,806	10.000%
Tier I Capital (to risk-weighted assets)	$43,340	19.875%	$13,083	6.000%	$17,172	7.875%	$17,445	8.000%
Common Equity Tier I (to risk-weighted assets)	$43,340	19.875%	$9,813	4.500%	$13,901	6.375%	$14,174	6.500%
Tier I Leverage (to adjusted total assets)	$43,340	15.158%	$11,437	4.000%	$11,437	4.000%	$14,296	5.000%
December 31, 2017:
Total Risk-Based Capital (to risk-weighted assets)	$43,160	22.524%	$15,329	8.000%	$17,724	9.250%	$19,162	10.000%
Tier I Capital (to risk-weighted assets)	$40,764	21.274%	$11,497	6.000%	$13,892	7.250%	$15,329	8.000%
Common Equity Tier I (to risk-weighted assets)	$40,764	21.274%	$8,623	4.500%	$11,018	5.750%	$12,455	6.500%
Tier I Leverage (to adjusted total assets)	$40,764	16.208%	$10,060	4.000%	$10,060	4.000%	$12,575	5.000%

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

Note 14. Commitments and Contingencies (continued)

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

				Range of rates
	Variable rate	Fixed rate	Total	on fixed rate commitments
As of December 31, 2018:
Commitments to originate loans	$615,000	$5,142,737	$5,757,737	3.65%	-	8.25%
Unfunded commitments on construction loans	5,618,741	1,614,824	7,233,565	2.75%	-	5.13%
Unfunded commitments under lines of credit	15,501,253	-	15,501,253		-
	21,734,994	6,757,561	28,492,555
Standby letters of credit	-	-	-
	$21,734,994	$6,757,561	$28,492,555
As of December 31, 2017:
Commitments to originate loans	$576,200	$2,620,320	$3,196,520	4.13%	-	5.00%
Unfunded commitments on construction loans	1,806,979	3,766,781	5,573,760	1.88%	-	6.00%
Unfunded commitments under lines of credit	16,667,928	-	16,667,928		-
	19,051,107	6,387,101	25,438,208
Standby letters of credit	-	-	-
	$19,051,107	$6,387,101	$25,438,208

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the approximately $15.5 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2018 or 2017.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2018 and 2017.

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,186,788	$-	$13,186,788
Residential mortgage-backed securities available for sale	-	12,346,979	-	12,346,979
	$-	$25,533,767	$-	$25,533,767

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,970,433	$-	$13,970,433
Residential mortgage-backed securities available for sale	-	12,075,242	-	12,075,242
	$-	$26,045,675	$-	$26,045,675

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017.

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$78,926	$78,926
Impaired loans, net	-	-	841,522	841,522

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Foreclosed real estate	$-	$-	$84,100	$84,100
Impaired loans, net	-	-	510,682	510,682

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

December 31, 2018
Foreclosed assets	$78,926	Appraisal of collateral	Appraisal adjustments	-36%	to	-49%
Impaired loans, net	$662,799	Appraisal of collateral	Appraisal adjustments	-44	to	-69%
Impaired loans, net	$54,199	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%
December 31, 2017
Foreclosed assets	$84,100	Appraisal of collateral	Appraisal adjustments		-42%
Impaired loans, net	$415,567	Appraisal of collateral	Appraisal adjustments	-50	to	-61.5%
Impaired loans, net	$95,115	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

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

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 15 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (continued)

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2018 and 2017, the fair values of the commitments are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying	December 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$8,430,458	$8,430,458	$-	$-	$8,430,458
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	5,663,000	5,663,000	-	-	5,663,000
Securities	26,302,888	-	25,533,767	769,121	26,302,888
Net loans	235,926,419	-	-	232,996,807	232,996,807
Accrued interest receivable	824,542	824,542	-	-	824,542
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	14,057,719	14,057,719	-	-	14,057,719
Interest bearing deposits	209,390,810	-	-	209,576,569	209,576,569
Accrued interest payable	5,648	5,648	-	-	5,648
FHLB advances	12,087,152	-	12,136,386	-	12,136,386

	Carrying	December 31, 2017 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,755,817	$3,755,817	$-	$-	$3,755,817
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	939,000	939,000	-	-	939,000
Securities	26,964,062	-	26,045,675	918,387	26,964,062
Net loans	207,035,091	-	-	208,823,729	208,823,729
Accrued interest receivable	794,449	794,449	-	-	794,449
Loans held for sale	499,375	-	499,375	-	499,375
Mortgage servicing rights	423,522	-	-	423,522	423,522
Financial Liabilities:
Non-interest bearing deposits	11,562,801	11,562,801	-	-	11,562,801
Interest bearing deposits	171,211,823	-	-	171,915,595	171,915,595
Accrued interest payable	661	661	-	-	661
FHLB advances	15,105,287	-	15,080,025	-	15,080,025

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

Note 17.  Condensed Parent Only Financial Statements

	December 31,
	2018	2017
Balance sheets
Assets:
Interest bearing deposits	$6,958,943	$9,265,423
Equity in net assets of Ottawa Savings Bank	44,187,104	42,020,902
ESOP note receivable	1,630,875	1,802,592
Other assets	47,444	14,018
Total assets	$52,824,366	$53,102,935
Stockholders' Equity	52,824,366	53,102,935
Total liabilities and stockholders' equity	$52,824,366	$53,102,935

	Years Ended December 31,
	2018	2017
Statements of operations
Equity in net income of subsidiary	$2,062,622	$858,784
Interest income	68,665	74,504
Operating income	2,131,287	933,288
Other expenses	163,798	137,257
Income before income tax benefit	1,967,489	796,031
Income tax (benefit)	(26,817)	(17,993)
Net income	$1,994,306	$814,024

Statements of cash flows
Operating activities:
Net income	$1,994,306	$814,024
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(33,424)	(14,018)
Undistributed net income of subsidiary	(2,062,622)	(858,784)
Net cash used in operating activities	(101,740)	(58,778)
Investing activities:
Payments received on ESOP notes receivable	171,717	164,195
Net cash provided by investing activities	171,717	164,195
Financing activities:
Options exercised	119,066	7,140
Shares repurchased and cancelled	(1,639,487)	(253,932)
Dividends paid	(856,036)	(523,426)
Net cash (used in) financing activities	(2,376,457)	(770,218)
Net (decrease) in cash and cash equivalents	(2,306,480)	(664,801)
Cash and cash equivalents:
Beginning of period	9,265,423	9,930,224
End of period	$6,958,943	$9,265,423

Supplemental Disclosures of Cash Flow Information
Cash paid for taxes, net of refunds received	$(40,808)	$(3,976)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.

Date: March 28, 2019	By: /s/ JON L. KRANOV
Jon L. Kranov President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and	March 28, 2019
Jon L. Kranov	Director (principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer (principal	March 28, 2019
Marc N. Kingry	accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 28, 2019
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 28, 2019
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 28, 2019
Arthur C. Mueller

/s/ JOHN M. ARMSTRONG	Director	March 28, 2019
John M. Armstrong

/s/ CRAIG M. HEPNER	Director	March 28, 2019
Craig M. Hepner

/s/ THOMAS M. ADLER	Director	March 28, 2019
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 28, 2019
William J. Kuiper

S-1