Form 10-Q
period 2019-03-31
Ottawa Bancorp Inc
filed 2019-05-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 001-37914

OTTAWA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	81-2959182 (I.R.S. Employer Identification Number)

925 LaSalle Street Ottawa, Illinois (Address of principal executive offices)	61350 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OTTW	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2019
Common Stock, $0.01 par value	3,326,554

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2019

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$4,460,551	$2,416,568
Interest bearing deposits	2,842,078	6,013,890
Total cash and cash equivalents	7,302,629	8,430,458
Time deposits	250,000	250,000
Federal funds sold	4,409,000	5,663,000
Securities available for sale	24,469,999	25,533,767
Loans, net of allowance for loan losses of $2,628,365 and $2,627,738 at March 31, 2019 and December 31, 2018, respectively	235,793,257	235,926,419
Loans held for sale	250,505	-
Premises and equipment, net	6,695,952	6,621,080
Accrued interest receivable	841,005	824,542
Foreclosed real estate	196,000	-
Deferred tax assets	1,847,488	1,898,141
Cash surrender value of life insurance	2,353,387	2,341,453
Goodwill	649,869	649,869
Core deposit intangible	213,500	228,000
Other assets	4,232,700	4,469,350
Total assets	$289,505,291	$292,836,079
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$13,747,615	$14,057,719
Interest bearing	207,494,542	209,390,810
Total deposits	221,242,157	223,448,529
Accrued interest payable	16,146	5,648
FHLB advances	10,588,245	12,087,152
Other liabilities	4,715,995	4,470,384
Total liabilities	236,562,543	240,011,713

Stockholders' Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 3,336,459 and 3,358,922 shares issued at March 31, 2019 and December 31, 2018, respectively	33,365	33,589
Additional paid-in-capital	35,260,770	35,579,606
Retained earnings	19,058,192	18,859,232
Unallocated ESOP shares	(1,532,112)	(1,576,616)
Unearned management recognition plan shares	(36,998)	(40,361)
Accumulated other comprehensive income (loss)	159,531	(31,084)
Total stockholders' equity	52,942,748	52,824,366
Total liabilities and stockholders' equity	$289,505,291	$292,836,079

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans	$2,860,592	$2,398,669
Securities:
Residential mortgage-backed and related securities	82,461	67,466
State and municipal securities	97,411	100,448
Dividends on non-marketable equity securities	6,434	4,186
Interest-bearing deposits	45,378	15,794
Total interest and dividend income	3,092,276	2,586,563
Interest expense:
Deposits	608,390	332,524
Borrowings	72,701	48,144
Total interest expense	681,091	380,668
Net interest income	2,411,185	2,205,895
Provision for loan losses	130,000	125,500
Net interest income after provision for loan losses	2,281,185	2,080,395
Other income:
Gain on sale of loans	84,957	133,211
Gain on sale of foreclosed real estate	-	42,035
Loan origination and servicing income	154,283	162,872
Origination of mortgage servicing rights, net of amortization	(9,690)	12,854
Customer service fees	115,866	122,995
Increase in cash surrender value of life insurance	11,934	11,770
Other	21,762	24,938
Total other income	379,112	510,675
Other expenses:
Salaries and employee benefits	1,098,558	1,012,444
Directors fees	43,000	48,000
Occupancy	170,950	174,071
Deposit insurance premium	17,100	16,396
Legal and professional services	95,535	88,701
Data processing	186,588	154,773
Loan expense	164,412	168,807
Valuation adjustments and expenses on foreclosed real estate	5,584	9,012
Loss on sale of repossessed assets	748	2,708
Other	282,887	264,416
Total other expenses	2,065,362	1,939,328
Income before income tax expense	594,935	651,742
Income tax expense	194,865	172,160
Net income	$400,070	$479,582
Basic earnings per share	$0.13	$0.15
Diluted earnings per share	$0.13	$0.15
Dividends per share	$0.060	$0.115

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$400,070	$479,582
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	167,621	(243,971)
Other comprehensive income (loss) , before tax	167,621	(243,971)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(22,994)	(69,544)
Other comprehensive income (loss) , net of tax	190,615	(174,427)
Comprehensive income	$590,685	$305,155

See accompanying notes to these unaudited consolidated financial statements.

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2019 and 2018

						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total
Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$53,102,935
Net income	-	-	479,582	-	-	-	479,582
Other comprehensive income	-	-	-	-	-	(174,427)	(174,427)
Allocation 4,695 of ESOP shares	-	21,269	-	44,504	-	-	65,773
RRP options exercised	140	64,995	-	-	-	-	65,135
Cash dividends paid, $0.115 per share	-	-	(372,379)	-	-	-	(372,379)
Repurchase 50,305 shares	(503)	(706,555)	-	-	-	-	(707,058)
Balance, March 31, 2018	$34,155	$36,329,217	$17,828,165	$(1,710,128)	$-	$(21,848)	$52,459,561

Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366
Net income	-	-	400,070	-	-	-	400,070
Other comprehensive income	-	-	-	-	-	190,615	190,615
Allocation 4,694 of ESOP shares	-	19,595	-	44,504	-	-	64,099
Compensation expense on MRP awards amortized	-	-	-	-	3,363	-	3,363
RRP options exercised	25	8,900	-	-	-	-	8,925
Cash dividends paid, $0.06 per share	-	-	(201,110)	-	-	-	(201,110)
Repurchase 24,963 shares	(249)	(347,331)	-	-	-	-	(347,580)
Balance, March 31, 2019	$33,365	$35,260,770	$19,058,192	$(1,532,112)	$(36,998)	$159,531	$52,942,747

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

   (Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net income	$400,070	$479,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,630	59,806
Provision for loan losses	130,000	125,500
Provision for deferred income taxes	73,647	(3,220)
Net amortization of premiums and discounts on securities	37,107	62,550
Origination of mortgage loans held for sale	(2,596,655)	(4,481,167)
Proceeds from sale of mortgage loans held for sale	2,431,107	4,905,269
Gain on sale of loans, net	(84,957)	(133,211)
Origination of mortgage servicing rights, net of amortization	9,690	(12,854)
Gain on sale of foreclosed real estate, net	-	(42,035)
Loss (gain) on sale of repossessed assets, net	-	2,708
MRP compensation expense	3,363	-
ESOP compensation expense	64,099	65,773
Amortization of core deposit intangible	14,500	14,500
Amortization (accretion) of fair value adjustments on acquired:
Loans	4,538	9,487
Federal Home Loan Bank Advances	1,093	1,736
Increase in cash surrender value of life insurance	(11,934)	(11,770)
Change in assets and liabilities:
Increase in accrued interest receivable	(16,463)	(18,479)
Decrease (increase) in other assets	167,016	(111,124)
Increase in accrued interest payable and other liabilities	256,109	117,687
Net cash provided by operating activities	954,960	1,030,738
Cash Flows from Investing Activities
Securities available for sale:
Purchases	-	(665,765)
Sales, calls, maturities and paydowns	1,194,282	951,413
Sale of non-marketable equity securities	-	101,250
Net increase in loans	(251,876)	(13,393,000)
Net decrease (increase) in federal funds sold	1,254,000	(819,000)
Proceeds from sale of foreclosed real estate	-	126,135
Proceeds from sale of repossessed assets	114,444	18,211
Purchase of premises and equipment	(147,502)	(6,559)
Net cash used in (provided by) investing activities	2,163,348	(13,687,315)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,206,372)	14,967,865
Proceeds from Federal Home Loan Bank advances	-	3,250,000
Principal reduction of Federal Home Loan Bank advances	(1,500,000)	(5,500,000)
Proceeds from stock options exercised	8,925	65,135
Shares repurchased and cancelled	(347,580)	(707,058)
Dividends paid	(201,110)	-
Net cash (used in) provided by financing activities	(4,246,137)	12,075,942
Net decrease in cash and cash equivalents	(1,127,829)	(580,635)
Cash and cash equivalents:
Beginning of period	8,430,458	3,755,817
End of period	$7,302,629	$3,175,182
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$597,245	$326,295
Interest paid on borrowings	73,348	48,144
Income taxes paid, net of refunds received	300	300
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	196,000	24,000
Other assets acquired in settlement of loans	54,500	47,500

See accompanying notes to these unaudited consolidated financial statements

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded.  The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2018, which are included in the Company’s Annual Report Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

NOTE 3 – USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and, thus, actual results could differ from the amounts reported and disclosed herein.

At March 31, 2019, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released employee stock ownership plan shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months Ended
	March 31,
	2019	2018
Net income available to common stockholders	$400,070	$479,582
Basic potential common shares:
Weighted average shares outstanding	3,346,185	3,429,002
Weighted average unvested MRP share	(3,060)	-
Weighted average unallocated ESOP shares	(157,022)	(175,801)
Basic weighted average shares outstanding	3,186,103	3,253,201
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	103	-
Weighted average RRP options outstanding	5,541	8,679
Dilutive weighted average shares outstanding	3,191,747	3,261,880
Basic earnings per share	$0.13	$0.15
Diluted earnings per share	$0.13	$0.15

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On May 6, 2005, the Bank adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. On July 8, 2005, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. On October 11, 2016, the ESOP borrowed $1,907,160 from the Company and used those funds to acquire 190,716 shares of the Company’s common stock in connection with the Company’s second-step conversion offering at a price of $10.00 per share.

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

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2019	2018
Shares allocated	127,745	123,051
Shares withdrawn from the plan	(28,278)	(28,278)
Unallocated shares	153,945	158,639
Total ESOP shares	253,412	253,412
Fair value of unallocated shares	$2,042,850	$2,114,657

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019:
Securities Available for Sale
State and municipal securities	$12,569,484	$184,283	$2,780	$12,750,987
Residential mortgage-backed securities	11,776,371	74,257	131,616	$11,719,012
	$24,345,855	$258,540	$134,396	$24,469,999
December 31, 2018:
Securities Available for Sale
State and municipal securities	$13,092,077	$116,127	$21,416	$13,186,788
Residential mortgage-backed securities	12,485,167	59,282	197,470	12,346,979
	$25,577,244	$175,409	$218,886	$25,533,767

The amortized cost and fair value at March 31, 2019, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$150,268	$150,515
Due after three months through one year	475,244	477,929
Due after one year through five years	4,896,781	4,956,310
Due after five years through ten years	4,113,562	4,186,789
Due after ten years	2,933,629	2,979,444
Residential mortgage-backed securities	11,776,371	11,719,012
	$24,345,855	$24,469,999

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Securities Available for Sale
State and municipal securities	$-	$-	$534,227	$2,780	$534,227	$2,780
Residential mortgage-backed securities	690,547	6,817	6,172,041	124,799	6,862,588	131,616
	$690,547	$6,817	$6,706,268	$127,579	$7,396,815	$134,396

December 31, 2018
Securities Available for Sale
State and municipal securities	$1,831,305	$9,610	$1,345,990	$11,806	$3,177,295	$21,416
Residential mortgage-backed securities	2,865,546	25,266	6,034,053	172,204	8,899,599	197,470
	$4,696,851	$34,876	$7,380,043	$184,010	$12,076,894	$218,886

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

At March 31, 2019, 29 securities had unrealized losses with an aggregate depreciation of 1.78% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2019 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended March 31, 2019 and March 31, 2018.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2019	2018
Mortgage loans:
One-to-four family residential loans	$145,180,143	$141,779,340
Multi-family residential loans	6,675,726	6,776,424
Total mortgage loans	151,855,869	148,555,764

Other loans:
Non-residential real estate loans	31,440,008	35,286,236
Commercial loans	18,210,794	17,241,698
Consumer direct	16,708,018	15,390,263
Purchased auto	20,206,933	22,080,196
Total other loans	86,565,753	89,998,393
Gross loans	238,421,622	238,554,157
Less: Allowance for loan losses	(2,628,365)	(2,627,738)
Loans, net	$235,793,257	$235,926,419

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2019	2018
Purchased auto loans	$-	$4,034,864

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2019	2018
One-to-four family	$(109,876)	$(2,283)
Multi-family	3,971	3,972
Non-residential	-	-
Consumer direct	353	1,727
Purchased auto	(23,821)	(30,829)
Net (charge-offs)/recoveries	$(129,373)	$(27,413)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738
Provision charged to income	71,605	(3,835)	(25,809)	10,492	41,985	35,562	130,000
Loans charged off	(236,220)	-	-	-	-	(34,520)	(270,740)
Recoveries of loans previously charged off	126,344	3,971	-	-	353	10,699	141,367
Balance at end of period	$1,723,465	$26,698	$317,854	$145,657	$125,285	$289,406	$2,628,365

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2018	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	114,187	(816)	1,187	(521)	(44,411)	55,874	125,500
Loans charged off	(6,724)	-	-	-	-	(36,194)	(42,918)
Recoveries of loans previously charged off	4,441	3,972	-	-	1,727	5,365	15,505
Balance at end of period	$1,589,323	$25,126	$372,280	$153,075	$97,585	$333,144	$2,570,533

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2019	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$574,262	$-	$444,322	$-	$-	$-	$1,018,584
Loans acquired with deteriorated credit quality	87,860	-	-	-	-	-	87,860
Loans collectively evaluated for Impairment	144,518,021	6,675,726	30,995,686	18,210,794	16,708,018	20,206,933	237,315,178
Balance at end of period	$145,180,143	$6,675,726	$31,440,008	$18,210,794	$16,708,018	$20,206,933	$238,421,622

Period-end amount allocated to:
Loans individually evaluated for Impairment	$86,591	$-	$38,921	$-	$-	$-	$125,512
Loans acquired with deteriorated credit quality	3,598	-	-	-	-	-	3,598
Loans collectively evaluated for Impairment	1,633,276	26,698	278,933	145,657	125,285	289,406	2,499,255
Balance at end of period	$1,723,465	$26,698	$317,854	$145,657	$125,285	$289,406	$2,628,365

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$955,317	$-	$455,196	$-	$-	$-	$1,410,513
Loans acquired with deteriorated credit quality	93,427	-	-	-	-	-	93,427
Loans collectively evaluated for Impairment	140,730,596	6,776,424	34,831,040	17,241,698	15,390,263	22,080,196	237,050,217
Balance at end of period	$141,779,340	$6,776,424	$35,286,236	$17,241,698	$15,390,263	$22,080,196	$238,554,157

Period-end amount allocated to:
Loans individually evaluated for Impairment	$160,822	$-	$38,674	$-	$-	$-	$199,496
Loans acquired with deteriorated credit quality	17,817	-	-	-	-	-	17,817
Loans collectively evaluated for impairment	1,583,097	26,562	304,989	135,165	82,947	277,665	2,410,425
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2019 and December 31, 2018:

March 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$662,122	$414,670	$247,452	$662,122	$90,189	$875,235
Multi-family	-	-	-	-	-	-
Non-residential	444,322	12,133	432,189	444,322	38,921	447,893
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$1,106,444	$426,803	$679,641	$1,106,444	$129,110	$1,323,128

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,048,744	$427,825	$620,919	$1,048,744	$178,639	$1,074,284
Multi-family	-	-	-	-	-	-
Non-residential	455,196	141,804	313,392	455,196	38,674	366,226
Commercial	-	-	-	-	-	1,282
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	5,708
	$1,503,940	$569,629	$934,311	$1,503,940	$217,313	$1,447,500

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three months ended March 31, 2019, the Company recognized no cash basis interest income on impaired loans. For the three months ended March 31, 2018, the Company recognized no cash basis interest income on impaired loans.

At March 31, 2019 there were 19 impaired loans totaling approximately $1.1 million, compared to 21 impaired loans totaling approximately $1.5 million at December 31, 2018. The change in impaired loans was a result of writing down and moving one impaired loan totaling approximately $277,000 to foreclosed real estate/repossessed assets, payoffs on two loans of approximately $109,000 and payments of approximately $22,000, offset by the addition of one loan totaling approximately $18,500 to the impaired loan list.

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

Impaired loans at March 31, 2019 included approximately $68,000 of loans whose terms have been modified in troubled debt restructurings, compared to approximately $70,000 at December 31, 2018. The amount of TDR loans included in impaired loans decreased as a result of payments of approximately $2,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three months ended March 31, 2019 and 2018.

There were no TDR loans that were restructured during the twelve months prior to March 31, 2019 and 2018 that had payment defaults (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2019 and 2018.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2019 and December 31, 2018:

March 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$662,122	$-
Multi-family	-	-
Non-residential	444,322	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,106,444	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,048,744	$-
Multi-family	-	-
Non-residential	455,196	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,503,940	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2019 and December 31, 2018:

March 31, 2019	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,290,101	$107,858	$240,756	$2,638,715	$142,541,428	$145,180,143
Multi-family	-	-	-	-	6,675,726	6,675,726
Non-residential	302,853	-	129,336	432,189	31,007,819	31,440,008
Commercial	10,504	178,634	-	189,138	18,021,656	18,210,794
Consumer direct	-	-	-	-	16,708,018	16,708,018
Purchased auto	2,085	-	-	2,085	20,204,848	20,206,933
	$2,605,543	$286,492	$370,092	$3,262,127	$235,159,495	$238,421,622

December 31, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,293,142	$549,331	$788,127	$2,630,600	$139,148,740	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	1,413,392	129,464	127,464	1,670,320	33,615,916	35,286,236
Commercial	3,989	-	-	3,989	17,237,709	17,241,698
Consumer direct	9,044	-	-	9,044	15,381,219	15,390,263
Purchased auto	31,671	16,069	-	47,740	22,032,456	22,080,196
	$2,751,238	$694,864	$915,591	$4,361,693	$234,192,464	$238,554,157

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

At March 31, 2019 and December 31, 2018, the risk category of loans by class is as follows:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$31,287,749	$332,047	$662,122	$-	$112,898,225	$145,180,143
Multi-family	-	-	-	-	6,675,726	6,675,726
Non-residential	30,995,686	-	444,322	-	-	31,440,008
Commercial	18,210,794	-	-	-	-	18,210,794
Consumer direct	-	37,570	-	-	16,670,448	16,708,018
Purchased auto	-	-	-	-	20,206,933	20,206,933
Total	$80,494,229	$369,617	$1,106,444	$-	$156,451,332	$238,421,622

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,653,633	$335,758	$1,048,744	$-	$110,741,205	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	34,831,040	-	455,196	-	-	35,286,236
Commercial	17,241,698	-	-	-	-	17,241,698
Consumer direct	-	-	-	-	15,390,263	15,390,263
Purchased auto	-	-	-	-	22,080,196	22,080,196
Total	$81,726,371	$335,758	$1,503,940	$-	$154,988,088	$238,554,157

At March 31, 2019, the Company held $196,000 in foreclosed residential real estate property, compared to $0 at December 31, 2018. In addition, the Company also held $92,925 and $276,815 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at March 31, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $3,363 and $0 for the three-month periods ended March 31, 2019 and 2018, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2019 and 2018, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and might require additional disclosures, depending on the impact of the adoption of the standard. The new authoritative guidance was originally effective for reporting periods after December 15, 2016. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued to delay the effective date of ASU 2014-09 by one year. The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09. The standard does not apply to the majority of the Company’s revenue, including revenue associated with financial instruments such as loans, investment securities, and certain non-interest income, such as bank-owned life insurance, dividends on Federal Home Loan Bank (“FHLB”) stock and gains or losses on sales of investment securities. The Company has completed its overall assessment of non-interest income and review of related contracts potentially affected by the guidance. The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

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

●

Gains/losses on sale of foreclosed real estate and repossessed assets. The Company records a gain or loss from the sale of foreclosed real estate and repossessed assets when control of the property transfers to the buyer, which generally occurs at the time of the executed deed or title. When the Company finances the sale of foreclosed real estate or repossessed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate and repossessed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant component is present.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted this guidance on January 1, 2019 and the standard did not have a material impact on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The impact of adopting this ASU did not have an effect on our financial results as our current bond accounting is consistent with the requirements of this guidance.

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	March 31,	December 31,
	2019	2018
Matured 03/15/2019 at 2.42%, fixed	$-	$1,500,000
Matures 04/01/2019 at 2.00%, fixed	499,818	499,272
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	1,000,000
Matures 09/21/2021 at 3.07%, fixed	1,000,000	1,000,000
Matures 03/21/2022 at 3.09%, fixed	1,000,000	1,000,000
Matures 09/21/2022 at 3.11%, fixed	1,000,000	1,000,000
Matures 10/03/2022 at 1.48%, fixed	88,427	87,880
Matures 03/21/2023 at 3.15%, fixed	500,000	500,000
Matures 09/21/2023 at 3.18%, fixed	500,000	500,000
	$10,588,245	$12,087,152

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

				Total
March 31, 2019	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$12,750,987	$-	$12,750,987
Residential mortgage-backed securities available for sale	-	11,719,012	-	11,719,012
	$-	$24,469,999	$-	$24,469,999

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,186,788	$-	$13,186,788
Residential mortgage-backed securities available for sale	-	12,346,979	-	12,346,979
	$-	$25,533,767	$-	$25,533,767

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

				Total
March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$214,392	$214,392
Impaired loans, net	-	-	441,981	441,981

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$78,926	$78,926
Impaired loans, net	-	-	716,998	716,998

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2019
Foreclosed assets	$214,392	Appraisal of collateral	Appraisal adjustments	-38%	to	-56%
Impaired loans, net	$438,883	Appraisal of collateral	Appraisal adjustments	-46%	to	-100.0%
Impaired loans, net	$3,098	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2018
Foreclosed assets	$78,926	Appraisal of collateral	Appraisal adjustments	-36%	to	49%
Impaired loans, net	$662,799	Appraisal of collateral	Appraisal adjustments	-44.0	to	69.0%
Impaired loans, net	$54,199	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2019 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,302,629	$7,302,629	$-	$-	$7,302,629
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	4,409,000	4,409,000	-	-	4,409,000
Securities	24,469,999	-	24,469,999	-	24,469,999
Net loans	235,793,257	-	-	233,769,242	233,769,242
Loans held for sale	250,505	-	250,505	-	250,505
Accrued interest receivable	841,005	841,005	-	-	841,005
Mortgage servicing rights	437,061	-	-	437,061	437,061
Financial Liabilities:
Non-interest bearing deposits	13,747,615	13,747,615	-	-	13,747,615
Interest bearing deposits	207,494,542	-	-	207,890,710	207,890,710
Accrued interest payable	16,146	16,146	-	-	16,146
FHLB advances	10,588,245	-	10,692,350	-	10,692,350

	Carrying	December 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$8,430,458	$8,430,458	$-	$-	$8,430,458
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	5,663,000	5,663,000	-	-	5,663,000
Securities	25,533,767	-	25,533,767	-	25,533,767
Net loans	235,926,419	-	-	232,996,807	232,996,807
Accrued interest receivable	824,542	824,542	-	-	824,542
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	14,057,719	14,057,719	-	-	14,057,719
Interest bearing deposits	209,390,810	-	-	209,576,569	209,576,569
Accrued interest payable	5,648	5,648	-	-	5,648
FHLB advances	12,087,152	-	12,136,836	-	12,136,386

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

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates represent an exit price for 2019, but do not necessarily represent an exit price for years prior. Loan fair value estimates also include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable or discounted cash flows.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At March 31, 2019 and December 31, 2018, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2019 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018

The Company's total assets decreased $3.33 million, or 1.1%, to $289.5 million at March 31, 2019, from $292.8 million at December 31, 2018. The decrease was primarily due to a decrease of $0.1 million in the net loan portfolio as well as decreases in securities available for sale of $1.1 million and decreases in cash and cash equivalents of $1.1 million of which $1.5 million was related to paying down FHLB borrowings. Additionally, Federal Funds Sold decreased by $1.3 million.

Cash and cash equivalents decreased $1.1 million, or 13.4%, to $7.3 million at March 31, 2019 from $8.4 million at December 31, 2018. The decrease in cash and cash equivalents was primarily a result of cash used in financing activities of $4.2 million exceeding cash provided by investing activities of $2.1 million and cash provided by operating activities of $1.0 million.

Federal funds sold decreased $1.3 million, or 22.1%, to $4.4 million at March 31, 2019, from $5.7 million at December 31, 2018 to fund bank activities.

Securities available for sale decreased $1.1 million, or 4.2%, to $24.5 million at March 31, 2019 from $25.5 million at December 31, 2018, as paydowns, calls, and maturities exceeded new securities purchases.

Net loans decreased by $0.1 million, or 0.1% to $235.8 million at March 31, 2019 compared to $235.9 million at December 31, 2018 primarily as a result of a $1.9 million decrease in purchased auto loans and a $4.0 million decrease in non-residential real estate loans. The decreases were slightly off-set by an increase of $3.7 million in one-to-four family loans, a $1.3 million increase in consumer direct loans and a $0.9 million increase in commercial loans.

Total deposits decreased $2.2 million, or 1.0%, to $221.2 million at March 31, 2019 from $223.4 million at December 31, 2018. At March 31, 2019 checking accounts decreased by $6.2 million, money market accounts decreased by $0.7 million and non-interest bearing checking accounts decreased by $0.3 million. The decreases were offset by an increase in savings accounts which increased by $1.1 million and certificates of deposit which increased by $3.9 million as compared to December 31, 2018.

FHLB advances decreased $1.5 million, or 12.4% to $10.6 million at March 31, 2019, compared to $12.1 million at December 31, 2018.

Stockholders’ equity increased $0.1 million, or 0.2% to $52.9 million at March 31, 2019 from $52.8 million at December 31, 2018. The increase reflects net income of $0.4 million for the three months ended March 31, 2019 and proceeds from stock options exercised of $9,000. Additionally, other comprehensive income increased by $0.2 million related to an increase in the fair value of securities available for sale. The increase was partially offset by decreases of $0.3 million used to repurchase and cancel 24,963 outstanding shares of Company common stock and $0.2 million in declared dividends.

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

The non-performing assets to total assets ratio was 0.46% at March 31, 2019 which is down from 0.54% at December 31, 2018.  During the first three months of 2019, non-performing assets decreased 16.5% to $1.3 million from $1.6 million as of December 31, 2018. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of writing down and moving one impaired loan totaling approximately $277,000 to foreclosed real estate/repossessed assets, adding two new loans of approximately $109,000 and receipt of principal payments of approximately $22,000, offset by the addition of one loan totaling approximately $18,500 to the impaired loan list.  Additionally, foreclosed real estate increased approximately $196,000, while other repossessed assets decreased approximately $61,000.

The following table summarizes non-performing assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(In Thousands)
Non-accrual:
One-to-four family	$662	$1,049	$1,117	$951	$896
Multi-family	-	-	-	-	-
Non-residential real estate	444	455	324	335	345
Commercial	-	-	-	1	3
Consumer direct	-	-	-	-	-
Purchased auto	-	-	14	-	13
Total non-accrual loans	1,106	1,504	1,455	1,287	1,257
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,106	1,504	1,455	1,287	1,257
Foreclosed real estate	196	-	-	85	24
Other repossessed assets	18	79	13	12	27
Total nonperforming assets	$1,320	$1,583	$1,468	$1,384	$1,308

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Allowance for loan losses as a percent of gross loans receivable	1.10%	1.10%	1.14%	1.14%	1.15%
Allowance for loan losses as a percent of total nonperforming loans	237.18%	174.73%	182.16%	197.82%	204.53%
Nonperforming loans as a percent of gross loans receivable	0.46%	0.63%	0.63%	0.58%	0.56%
Nonperforming loans as a percent of total assets	0.38%	0.51%	0.51%	0.47%	0.47%
Nonperforming assets as a percent of total assets	0.46%	0.54%	0.52%	0.51%	0.49%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

General. Net income for the three months ended March 31, 2019 was $0.4 million compared to net income of $0.5 million for the three months ended March 31, 2018. The decrease in net income of $0.1 million or 16.1%, was primarily attributed to a decrease in total other income of $0.1 million and an increase in total other expenses of $0.2 million. The decreases were partially offset by an increase in net interest income after provision for loan losses of $0.2 million.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,861	$2,399	$462	19.26%
Securities:
Residential mortgage-backed securities	82	68	14	20.59
State and municipal securities	98	100	(2)	(2.00)
Dividends on non-marketable equity securities	6	4	2	50.00
Interest-bearing deposits	45	16	29	181.25
Total interest and dividend income	3,092	2,587	505	19.52
Interest expense:
Deposits	608	333	275	82.58
Borrowings	73	48	25	52.08
Total interest expense	681	381	300	78.74
Net interest income	$2,411	$2,206	$205	9.29%

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

	Three Months Ended March 31,
	2019			2018
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$235,271	$2,861	4.86%	$212,991	$2,399	4.51%
Securities, net (2)	24,817	180	2.90%	25,298	168	2.66%
Non-marketable equity securities	769	6	3.12%	774	4	2.07%
Interest-bearing deposits	6,873	45	2.62%	4,047	16	1.58%
Total interest-earning assets	267,730	3,092	4.62%	243,110	2,587	4.26%
Non-interest-earning assets	20,276			18,692
Total assets	288,006			261,802

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$24,809	$15	0.24%	$27,185	$19	0.28%
Savings accounts	26,663	5	0.08%	26,335	5	0.08%
Certificates of Deposit accounts	105,304	478	1.82%	96,849	303	1.25%
Checking accounts	48,510	110	0.91%	32,583	6	0.07%
Advances and borrowed funds	12,426	73	2.32%	11,361	48	1.69%
Total interest-bearing liabilities	217,712	681	1.25%	194,313	381	0.78%
Non-interest-bearing liabilities	11,979			8,265
Total liabilities	229,691			202,578
Equity	58,315			59,224
Total liabilities and equity	288,006			261,802
Net interest income		$2,411			$2,206
Net interest rate spread (3)			3.37%			3.47%
Net interest margin (4)			3.60%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.97%			125.11%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2019 and 2018.   The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2019 Compared to 2018
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$271	$191	$462
Securities, net	(3)	15	12
Non-marketable equity securities	-	2	2
Interest-bearing deposits	19	10	29
Total interest-earning assets	$287	$218	$505
Interest expense on
Money Market accounts	$(2)	$(2)	$(4)
Passbook accounts	-	-	-
Certificates of Deposit accounts	38	137	175
Checking	36	68	104
Advances and borrowed funds	6	19	25
Total interest-bearing liabilities	78	222	300
Change in net interest income	$209	$(4)	$205

Net interest income increased by $0.2 million, or 9.3%, to $2.4 million for the three months ended March 31, 2019, from $2.2 million for the three months ended March 31, 2018. Interest and dividend income increased $0.5 million, or 19.6%, primarily due to an increase in the average balances of interest-earning assets of $24.6 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 47 basis points to 1.25% for the three months ended March 31, 2019. The net interest margin decreased three basis points during the three months ended March 31, 2019 to 3.60% from 3.63%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.1 million for both of the three-month periods ended March 31, 2019 and 2018. The allowance for loan losses was $2.6 million, or 1.10% of total gross loans at March 31, 2019, compared to $2.5 million, or 1.15% of gross loans at March 31, 2018. Net charge-offs during the first quarter of 2019 were approximately $129,000 compared to $27,000 during the first quarter of 2018. General reserves were higher at March 31, 2019, when compared to March 31, 2018, as the balances in most loan categories increased during the twelve months ended March 31, 2019. Additionally, changes in qualitative factors during the twelve months ended March 31, 2019, as compared to the same period ended March 31, 2018, increased the general reserve slightly. The increases to the allowance were partially off-set by improvements in historical loss levels. Additionally, specific reserves as of March 31, 2019 were lower than they were as of March 31, 2018. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 7.2% in LaSalle County, 5.8% in Grundy County, and 4.4% for the State of Illinois, versus the national level of 3.8%. Based on a review of the loans that were in the loan portfolio at March 31, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$85	$133	$(48)	(36.09)
Gain on sale of foreclosed real estate	-	42	(42)	(100.00)
Loan origination and servicing income	154	163	(9)	(5.52)
Origination of mortgage servicing rights, net of amortization	(10)	13	(23)	(176.92)
Customer service fees	116	123	(7)	(5.69)
Increase in cash surrender value of life insurance	12	12	-	-
Other	22	25	(3)	(12.00)
Total other income	$379	$511	$(132)	(25.83)%

Total other income decreased $0.1 million, to $0.4 million for the three months ended March 31, 2019, as compared to $0.5 million for the three months ended March 31, 2018. The decrease was primarily due to lower revenues related to mortgage banking activity and a decrease in the gain on sale of foreclosed real estate.

Other Expense. The following table summarizes other expense for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,098	$1,012	$86	8.50%
Directors fees	43	48	(5)	(10.42)
Occupancy	171	174	(3)	(1.72)
Deposit insurance premium	17	16	1	6.25
Legal and professional services	96	89	7	7.87
Data processing	187	155	32	20.65
Loan expense	164	169	(5)	(2.96)
Valuation adjustments and expenses on foreclosed real estate	6	9	(3)	(33.33)
Loss on sale of repossessed assets	-	3	(3)	(100.00)
Other	283	265	18	6.79
Total other expenses	$2,065	$1,940	$125	6.44%

Efficiency ratio (1)	74.01%	71.40%
_________________________
(1) Computed as total other expenses divided by the sum of net interest income and other income.

Total other expense increased $0.2 million, or 6.4%, to $2.1 million for the three months ended March 31, 2019, as compared to $1.9 million for the three months ended March 31, 2018.  The increase was primarily due to increased salary expense, higher data processing expense, and higher other expenses. The efficiency ratio increased for the period ending March 31, 2019 as a result of these increases.

Income Taxes. The Company recorded income tax expense of $0.2 million for both the three-month periods ended March 31, 2019 and 2018, respectively due to similar levels of taxable and tax exempt income in both periods.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the three months ended March 31, 2019 and 2018, respectively as follows:

	Three Months Ended
	March 31,
	2019	2018

Expected income taxes	$124,936	$136,866
Income tax effect of:
State taxes, net of federal tax benefit	31,788	49,318
Tax exempt interest	(18,890)	(19,676)
Other	57,031	5,652
	$194,865	$172,160

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

At March 31, 2019, the Bank had outstanding commitments to originate $2.8 million in loans, unfunded lines of credit of $15.7 million, and $6.6 million in commitments to fund construction loans. In addition, as of March 31, 2019, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $40.1 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2019, the Bank had $80.1 million of available credit from the FHLBC and there were $10.6 million in FHLBC advances outstanding. In addition, as of March 31, 2019 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin as well as a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2019, the Company had cash and cash equivalents of $7.3 million.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2019 of 21.59%, 20.37%, 20.37%, and 15.26%, respectively, compared to ratios at December 31, 2018 of 21.08%, 19.88%, 19.88% and 15.16%, respectively. As of January 1, 2019, the Bank must hold 2.5% of risk-weighted assets as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. As of March 31, 2019, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2018, the Company announced that it has approved a stock repurchase program authorizing the purchase of 337,440 share, representing 10% of the Company’s outstanding shares of common stock.  The stock repurchase program was approved in connection with the expiration of the Company’s previously approved stock repurchase program, which occurred on November 15. 2018.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2019:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
January 1-31, 2019	9,300	13.46	9,300	312,650
February 1-28, 2019	8,295	13.65	8,295	304,355
March 1-31, 2019	7,368	13.72	7,368	296,987
Total	24,963	13.60	24,963	296,987

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

3.2	Bylaws of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

10.1	Voluntary Deferred Compensation Plan for Directors, as amended and restated, of Ottawa Savings Bank*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

___________________________

* Indicates management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant

Date: May 14, 2019	/s/ Jon L. Kranov Jon L. Kranov President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	/s/ Marc N. Kingry Marc N. Kingry Chief Financial Officer (Principal Financial Officer)