Form 10-Q
period 2019-06-30
Ottawa Bancorp Inc
filed 2019-08-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.01 par value	3,217,418

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2019

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$4,512,795	$2,416,568
Interest bearing deposits	1,683,645	6,013,890
Total cash and cash equivalents	6,196,440	8,430,458
Time deposits	250,000	250,000
Federal funds sold	8,118,000	5,663,000
Securities available for sale	24,926,481	25,533,767
Loans, net of allowance for loan losses of $2,647,805 and $2,627,738 at June 30, 2019 and December 31, 2018, respectively	245,111,776	235,926,419
Loans held for sale	121,125	-
Premises and equipment, net	6,637,592	6,621,080
Accrued interest receivable	846,113	824,542
Foreclosed real estate	196,000	-
Deferred tax assets	1,842,234	1,898,141
Cash surrender value of life insurance	2,365,299	2,341,453
Goodwill	649,869	649,869
Core deposit intangible	199,000	228,000
Other assets	4,096,004	4,469,350
Total assets	$301,555,933	$292,836,079
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$18,034,007	$14,057,719
Interest bearing	210,959,119	209,390,810
Total deposits	228,993,126	223,448,529
Accrued interest payable	12,199	5,648
FHLB advances	17,577,635	12,087,152
Other liabilities	4,413,353	4,470,384
Total liabilities	250,996,313	240,011,713

Stockholders' Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 3,223,318 and 3,358,922 shares issued at June 30, 2019 and December 31, 2018, respectively	32,233	33,589
Additional paid-in-capital	33,614,487	35,579,606
Retained earnings	18,125,450	18,859,232
Unallocated Employee Stock Ownership Plan (ESOP) shares	(1,487,608)	(1,576,616)
Unearned management recognition plan (MRP) shares	(34,980)	(40,361)
Accumulated other comprehensive income (loss)	310,038	(31,084)
Total stockholders' equity	50,559,620	52,824,366
Total liabilities and stockholders' equity	$301,555,933	$292,836,079

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$2,852,347	$2,546,964	$5,712,939	$4,945,633
Securities:
Residential mortgage-backed securities	73,858	71,353	156,319	138,819
State and municipal securities	100,610	103,203	198,021	203,651
Dividends on non-marketable equity securities	6,277	5,208	12,711	9,394
Interest-bearing deposits	54,168	29,554	99,547	45,348
Total interest and dividend income	3,087,260	2,756,282	6,179,537	5,342,845
Interest expense:
Deposits	672,145	400,605	1,280,535	733,129
Borrowings	68,445	48,401	141,146	96,545
Total interest expense	740,590	449,006	1,421,681	829,674
Net interest income	2,346,670	2,307,276	4,757,856	4,513,171
Provision for loan losses	170,000	187,000	300,000	312,500
Net interest income after provision for loan losses	2,176,670	2,120,276	4,457,856	4,200,671
Other income:
Gain on sale of loans	173,334	175,660	258,291	308,871
Gain/(Loss) on sale of foreclosed real estate, net	-	(2,438)	-	39,597
Loan origination and servicing income	200,108	208,146	354,391	371,018
Origination of mortgage servicing rights, net of amortization	(3,045)	9,999	(12,735)	22,853
Customer service fees	125,079	126,012	240,945	249,007
Increase in cash surrender value of life insurance	11,912	11,865	23,846	23,635
Gain/(Loss) on sale of repossessed assets, net	8,544	2,470	7,796	(238)
Other	24,184	23,696	45,946	48,634
Total other income	540,116	555,410	918,480	1,063,377
Other expenses:
Salaries and employee benefits	1,188,291	1,103,496	2,286,849	2,115,940
Directors fees	43,000	46,750	86,000	94,750
Occupancy	157,060	160,390	328,010	334,461
Deposit insurance premium	14,465	16,430	31,565	32,826
Legal and professional services	102,398	100,949	197,933	189,650
Data processing	148,855	161,121	335,443	315,894
Loan expense	172,623	193,862	337,035	362,669
Valuation adjustments and expenses on foreclosed real estate	6,419	11,788	12,003	20,800
Other	315,864	412,323	598,751	676,739
Total other expenses	2,148,975	2,207,109	4,213,589	4,143,729
Income before income tax expense	567,811	468,577	1,162,747	1,120,319
Income tax expense	133,199	112,704	328,064	284,864
Net income	$434,612	$355,873	$834,683	$835,455
Basic earnings per share	$0.14	$0.11	$0.26	$0.26
Diluted earnings per share	$0.14	$0.11	$0.26	$0.26
Dividends per share	$0.43	$0.05	$0.49	$0.165

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$434,612	$355,873	$834,683	$835,455
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	309,506	(66,651)	477,127	(310,622)
Other comprehensive income (loss), before tax	309,506	(66,651)	477,127	(310,622)
Income tax expense (benefit) related to items of other comprehensive income (loss)	158,999	(18,999)	136,005	(88,543)
Other comprehensive income (loss), net of tax	150,507	(47,652)	341,122	(222,079)
Comprehensive income	$585,119	$308,221	$1,175,805	$613,376

See accompanying notes to these unaudited consolidated financial statements.

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity
Three and Six Months Ended June 30, 2019 and 2018

						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total
Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$53,102,935
Net income	-	-	479,582	-	-	-	479,582
Other comprehensive income	-	-	-	-	-	(174,427)	(174,427)
Allocation of 4,695 ESOP shares	-	21,269	-	44,504	-	-	65,773
Recognition and Retention Plan options exercised	140	64,995	-	-	-	-	65,135
Cash dividends paid, $0.115 per share	-	-	(372,379)	-	-	-	(372,379)
Repurchase 50,305 shares	(503)	(706,555)	-	-	-	-	(707,058)
Balance, March 31, 2018	$34,155	$36,329,217	$17,828,165	$(1,710,128)	$-	$(21,848)	$52,459,561
Net income	-	-	355,873	-	-	-	355,873
Other comprehensive income	-	-	-	-	-	(47,652)	(47,652)
Allocation of 4,695 ESOP shares	-	20,502	-	44,504	-	-	65,006
Recognition and Retention Plan options exercised	-	-	-	-	-	-	-
Cash dividends paid, $0.05 per share	-	-	(161,903)	-	-	-	(161,903)
Repurchase 15,330 shares	(153)	(211,377)	-	-	-	-	(211,530)
Balance, June 30, 2018	$34,002	$36,138,342	$18,022,135	$(1,665,624)	$-	$(69,500)	$52,459,355

Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366
Net income	-	-	400,070	-	-	-	400,070
Other comprehensive income	-	-	-	-	-	190,615	190,615
Allocation of 4,694 ESOP shares	-	19,595	-	44,504	-	-	64,099
Compensation expense on MRP awards amortized	-	-	-	-	3,363	-	3,363
Recognition and Retention Plan options exercised	25	8,900	-	-	-	-	8,925
Cash dividends paid, $0.06 per share	-	-	(201,110)	-	-	-	(201,110)
Repurchase 24,963 shares	(249)	(347,331)	-	-	-	-	(347,580)
Balance, March 31, 2019	$33,365	$35,260,770	$19,058,192	$(1,532,112)	$(36,998)	$159,531	$52,942,748
Net income	-	-	434,612	-	-	-	434,612
Other comprehensive income	-	-	-	-	-	150,507	150,507
Allocation of 4,696 ESOP shares	-	18,280	-	44,504	-	-	62,784
Compensation expense on MRP awards amortized	-	-	-	-	2,018	-	2,018
Recognition and Retention Plan options exercised	-	-	-	-	-	-	-
Cash dividends paid, $0.43 per share	-	-	(1,367,354)	-	-	-	(1,367,354)
Repurchase 113,141 shares	(1,132)	(1,664,563)	-	-	-	-	(1,665,695)
Balance, June 30, 2019	$32,233	$33,614,487	$18,125,450	$(1,487,608)	$(34,980)	$310,038	$50,559,620

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

   (Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net income	$834,683	$835,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,253	120,612
Provision for loan losses	300,000	312,500
Provision for deferred income taxes	(80,098)	(32,434)
Net amortization of premiums and discounts on securities	73,444	116,955
Origination of mortgage loans held for sale	(6,851,474)	(12,243,101)
Proceeds from sale of mortgage loans held for sale	6,988,640	12,457,120
Gain on sale of loans, net	(258,291)	(308,871)
Origination of mortgage servicing rights, net of amortization	(12,735)	(22,853)
Gain on sale of foreclosed real estate, net	-	(39,597)
Loss on sale of repossessed assets, net	7,796	238
ESOP compensation expense	126,883	130,779
MRP compensation expense	5,381	-
Amortization of core deposit intangible	29,000	29,000
Amortization of fair value adjustments on acquired:
Loans	8,930	18,401
Federal Home Loan Bank Advances	2,185	3,472
Increase in cash surrender value of life insurance	(23,846)	(23,635)
Change in assets and liabilities:
Increase in accrued interest receivable	(21,571)	(46,020)
Decrease (increase) in other assets	366,811	(236,090)
Increase in accrued interest payable and other liabilities	(50,480)	(198,907)
Net cash provided by operating activities	1,586,511	873,024
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,417,224)	(2,259,494)
Sales, calls, maturities and paydowns	2,428,193	2,321,556
Net increase in loans	(9,893,127)	(13,974,493)
Net increase in federal funds sold	(2,455,000)	(2,714,000)
Proceeds from sale of foreclosed real estate	-	147,697
Proceeds from sale of repossessed assets	214,313	69,262
Purchase of premises and equipment	(157,765)	(64,076)
Net cash (provided by) investing activities	(11,280,610)	(16,473,548)
Cash Flows from Financing Activities
Net increase in deposits	5,544,597	24,955,550
Proceeds from Federal Home Loan Bank advances	7,500,000	4,750,000
Principal reduction of Federal Home Loan Bank advances	(2,011,702)	(10,761,532)
Proceeds from federal funds purchased	-	329,100
Proceeds from stock options exercised	8,925	65,135
Shares repurchased and cancelled	(2,013,275)	(918,588)
Dividends paid	(1,568,464)	(534,282)
Net cash provided by financing activities	7,460,081	17,885,383
Net (decrease) increase in cash and cash equivalents	(2,234,018)	2,284,859
Cash and cash equivalents:
Beginning of period	8,430,458	3,755,817
End of period	$6,196,440	$6,040,676
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,273,338	$725,787
Interest paid on borrowings	141,792	96,545
Income taxes paid, net of refunds received	88,000	359,077
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	196,000	109,000
Other assets acquired in settlement of loans	202,840	81,400

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

At June 30, 2019, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$434,612	$355,873	$834,683	$835,455
Basic potential common shares:
Weighted average shares outstanding	3,293,642	3,406,908	3,319,914	3,417,955
Weighted average unvested MRP shares	(1,522)	-	(2,291)	-
Weighted average unallocated ESOP shares	(152,380)	(171,107)	(154,701)	(173,454)
Basic weighted average shares outstanding	3,139,740	3,235,801	3,162,922	3,244,501
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	41	-	72	-
Weighted average RRP options outstanding	5,500	8,628	5,521	8,654
Dilutive weighted average shares outstanding	3,145,281	3,244,429	3,168,515	3,253,155
Basic earnings per share	$0.14	$0.11	$0.26	$0.26
Diluted earnings per share	$0.14	$0.11	$0.26	$0.26

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

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2019	2018
Shares allocated	132,441	123,051
Shares withdrawn from the plan	(28,365)	(28,278)
Unallocated shares	149,250	158,639
Total ESOP shares	253,326	253,412
Fair value of unallocated shares	$1,973,079	$2,114,657

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019:
Securities Available for Sale
State and municipal securities	$13,590,751	$319,465	$44	$13,910,172
Residential mortgage-backed securities	10,902,080	158,575	44,346	$11,016,309
	$24,492,831	$478,040	$44,390	$24,926,481
December 31, 2018:
Securities Available for Sale
State and municipal securities	$13,092,077	$116,127	$21,416	$13,186,788
Residential mortgage-backed securities	12,485,167	59,282	197,470	12,346,979
	$25,577,244	$175,409	$218,886	$25,533,767

The amortized cost and fair value at June 30, 2019, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	669,594	673,452
Due after one year through five years	5,381,432	5,484,945
Due after five years through ten years	3,992,738	4,109,281
Due after ten years	3,546,987	3,642,494
Residential mortgage-backed securities	10,902,080	11,016,309
	$24,492,831	$24,926,481

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Securities Available for Sale
State and municipal securities	$-	$-	$101,531	$44	$101,531	$44
Residential mortgage-backed securities	196,063	2,463	4,324,190	41,883	4,520,253	44,346
	$196,063	$2,463	$4,425,721	$41,927	$4,621,784	$44,390

December 31, 2018
Securities Available for Sale
State and municipal securities	$1,831,305	$9,610	$1,345,990	$11,806	$3,177,295	$21,416
Residential mortgage-backed securities	2,865,546	25,266	6,034,053	172,204	8,899,599	197,470
	$4,696,851	$34,876	$7,380,043	$184,010	$12,076,894	$218,886

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

At June 30, 2019, 19 securities had unrealized losses with an aggregate depreciation of 0.95% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2019 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three or six months ended June 30, 2019 and June 30, 2018.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2019	2018
Mortgage loans:
One-to-four family residential loans	$151,433,604	$141,779,340
Multi-family residential loans	6,410,915	6,776,424
Total mortgage loans	157,844,519	148,555,764

Other loans:
Non-residential real estate loans	28,875,562	35,286,236
Commercial loans	24,182,769	17,241,698
Consumer direct	18,723,751	15,390,263
Purchased auto	18,132,980	22,080,196
Total other loans	89,915,062	89,998,393
Gross loans	247,759,581	238,554,157
Less: Allowance for loan losses	(2,647,805)	(2,627,738)
Loans, net	$245,111,776	$235,926,419

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Purchased auto loans	$-	$4,668,207	$-	$8,703,071

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
One-to-four family	$(42,947)	$(206,668)	$(152,822)	$(208,951)
Multi-family	3,972	3,971	7,943	7,943
Consumer direct	(35,894)	2,091	(35,542)	3,818
Purchased auto	(75,691)	(10,941)	(99,512)	(41,770)
Net charge-offs	$(150,560)	$(211,547)	$(279,933)	$(238,960)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 and 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,723,465	$26,698	$317,854	$145,657	$125,285	$289,406	$2,628,365
Provision charged to income	74,529	(5,590)	(49,267)	43,556	50,268	56,504	170,000
Loans charged off	(48,760)	-	-	-	(36,423)	(79,230)	(164,413)
Recoveries of loans previously charged off	5,813	3,972	-	-	529	3,539	13,853
Balance at end of period	$1,755,047	$25,080	$268,587	$189,213	$139,659	$270,219	$2,647,805

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2018	family	family	Residential	Commercial	Direct	Auto	Total
Balance at beginning of period	$1,589,323	$25,126	$372,280	$153,075	$97,585	$333,144	$2,570,533
Provision charged to income	260,934	(4,461)	(45,346)	(19,263)	(41,864)	37,000	187,000
Loans charged off	(210,486)	-	-	-	-	(15,292)	(225,778)
Recoveries of loans previously charged off	3,818	3,971	-	-	2,091	4,351	14,231
Balance at end of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 and 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738
Provision charged to income	146,133	(9,425)	(75,076)	54,048	92,254	92,066	300,000
Loans charged off	(284,980)	-	-	-	(36,423)	(113,750)	(435,153)
Recoveries of loans previously charged off	132,158	7,943	-	-	881	14,238	155,220
Balance at end of period	$1,755,047	$25,080	$268,587	$189,213	$139,659	$270,219	$2,647,805

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2018	family	family	Residential	Commercial	Direct	Auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	375,121	(5,277)	(44,159)	(19,784)	(86,275)	92,874	312,500
Loans charged off	(217,210)	-	-	-	-	(51,486)	(268,696)
Recoveries of loans previously charged off	8,259	7,943	-	-	3,818	9,716	29,736
Balance at end of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
June 30, 2019	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$1,345,264	$-	$426,548	$-	$-	$-	$1,771,812
Loans acquired with deteriorated credit quality	81,477	-	-	-	-	-	81,477
Loans collectively evaluated for Impairment	150,006,863	6,410,915	28,449,014	24,182,769	18,723,751	18,132,980	245,906,292
Balance at end of period	$151,433,604	$6,410,915	$28,875,562	$24,182,769	$18,723,751	$18,132,980	$247,759,581

Period-end amount allocated to:
Loans individually evaluated for Impairment	$33,627	$-	$22,939	$-	$-	$-	$56,566
Loans acquired with deteriorated credit quality	4,036	-	-	-	-	-	4,036
Loans collectively evaluated for Impairment	1,717,384	25,080	245,648	189,213	139,659	270,219	2,587,203
Balance at end of period	$1,755,047	$25,080	$268,587	$189,213	$139,659	$270,219	$2,647,805

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$955,317	$-	$455,196	$-	$-	$-	$1,410,513
Loans acquired with deteriorated credit quality	93,427	-	-	-	-	-	93,427
Loans collectively evaluated for Impairment	140,730,596	6,776,424	34,831,040	17,241,698	15,390,263	22,080,196	237,050,217
Balance at end of period	$141,779,340	$6,776,424	$35,286,236	$17,241,698	$15,390,263	$22,080,196	$238,554,157

Period-end amount allocated to:
Loans individually evaluated for Impairment	$160,822	$-	$38,674	$-	$-	$-	$199,496
Loans acquired with deteriorated credit quality	17,817	-	-	-	-	-	17,817
Loans collectively evaluated for impairment	1,583,097	26,562	304,989	135,165	82,947	277,665	2,410,425
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2019 and December 31, 2018:

June 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,426,741	$1,231,397	$195,344	$1,426,741	$37,663	$1,006,780
Multi-family	-	-	-	-	-	-
Non-residential	426,548	10,341	416,207	426,548	22,939	440,864
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$1,853,289	$1,241,738	$611,551	$1,853,289	$60,602	$1,447,644

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,048,744	$427,825	$620,919	$1,048,744	$178,639	$1,074,284
Multi-family	-	-	-	-	-	-
Non-residential	455,196	141,804	313,392	455,196	38,674	366,226
Commercial	-	-	-	-	-	1,282
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	5,708
	$1,503,940	$569,629	$934,311	$1,503,940	$217,313	$1,447,500

For the three and six months ended June 30, 2019, the Company recognized no cash basis interest income on impaired loans. For the three months and six months ended June 30, 2018, the Company recognized no cash basis interest income on impaired loans.

At June 30, 2019 there were 24 impaired loans totaling approximately $1.9 million, compared to 21 impaired loans totaling approximately $1.5 million at December 31, 2018. The change in impaired loans was a result of charging off part of the balance and moving one impaired loan totaling approximately $277,000 to foreclosed real estate, payoffs on three loans of approximately $117,000, a charge off for one loan of $40,000 and payments of approximately $67,000, offset by the addition of seven loans totaling approximately $884,000 to the impaired loan list.

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Impaired loans at June 30, 2019 included approximately $65,000 of loans whose terms have been modified in troubled debt restructurings, compared to approximately $70,000 at December 31, 2018. The amount of TDR loans included in impaired loans decreased as a result of payments of approximately $5,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three or six months ended June 30, 2019 and 2018.

There were no TDR loans that were restructured during the twelve months prior to June 30, 2019 and 2018 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or six months ended June 30, 2019 and 2018.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2019 and December 31, 2018:

June 30, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,426,741	$-
Multi-family	-	-
Non-residential	426,548	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,853,289	$-

December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,048,744	$-
Multi-family	-	-
Non-residential	455,196	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,503,940	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2019 and December 31, 2018:

June 30, 2019	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$487,914	$-	$774,180	$1,262,094	$150,171,510	$151,433,604
Multi-family	-	-	-	-	6,410,915	6,410,915
Non-residential	123,336	-	-	123,336	28,752,226	28,875,562
Commercial	-	10,890	-	10,890	24,171,879	24,182,769
Consumer direct	41,523	-	-	41,523	18,682,228	18,723,751
Purchased auto	47,992	2,937	-	50,929	18,082,051	18,132,980
	$700,765	$13,827	$774,180	$1,488,772	$246,270,809	$247,759,581

December 31, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,293,142	$549,331	$788,127	$2,630,600	$139,148,740	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	1,413,392	129,464	127,464	1,670,320	33,615,916	35,286,236
Commercial	3,989	-	-	3,989	17,237,709	17,241,698
Consumer direct	9,044	-	-	9,044	15,381,219	15,390,263
Purchased auto	31,671	16,069	-	47,740	22,032,456	22,080,196
	$2,751,238	$694,864	$915,591	$4,361,693	$234,192,464	$238,554,157

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

At June 30, 2019 and December 31, 2018, the risk category of loans by class is as follows:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$31,784,685	$63,908	$1,426,741	$-	$118,158,270	$151,433,604
Multi-family	-	-	-	-	6,410,915	6,410,915
Non-residential	28,449,014	-	426,548	-	-	28,875,562
Commercial	24,182,769	-	-	-	-	24,182,769
Consumer direct	-	-	-	-	18,723,751	18,723,751
Purchased auto	-	-	-	-	18,132,980	18,132,980
Total	$84,416,468	$63,908	$1,853,289	$-	$161,425,916	$247,759,581

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,653,633	$335,758	$1,048,744	$-	$110,741,205	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	34,831,040	-	455,196	-	-	35,286,236
Commercial	17,241,698	-	-	-	-	17,241,698
Consumer direct	-	-	-	-	15,390,263	15,390,263
Purchased auto	-	-	-	-	22,080,196	22,080,196
Total	$81,726,371	$335,758	$1,503,940	$-	$154,988,088	$238,554,157

At June 30, 2019, the Company held $196,000 in foreclosed residential real estate property, compared to $0 at December 31, 2018. In addition, the Company also held $607,325 and $276,815 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at June 30, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $5,381 and $0 for the six-month periods ended June 30, 2019 and 2018, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three and six months ended June 30, 2019 and 2018, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

The standard allowed the use of either the full retrospective or modified retrospective transition method. We elected to apply the modified retrospective transition method to incomplete contracts as of the initial date of application on January 1, 2018. The adoption of the new standard did not have a material impact on our financial condition or results of operations as the revenue recognition patterns under the new standard did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amounts or record a cumulative adjustment to retained earnings upon adoption. We considered the nature, amount, timing, and uncertainty of revenue from contracts with customers and determined that significant revenue streams are sufficiently disaggregated in the consolidated statements of income.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted this guidance on January 1, 2019 and the standard did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. On July 17, 2019, the FASB voted to issue for public comment a proposal that would delay the required implementation date for this guidance until fiscal years beginning after December 12, 2022 for certain entities. The delay would apply to small reporting companies (as defined by the SEC), such as the Company, non-SEC public companies and private companies. The Company is currently evaluating the provisions of ASU 2016-13, as well as the proposed new implementation deadlines, to determine the potential impact of the new accounting guidance on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The impact of adopting this ASU did not have an effect on our financial results as our current bond accounting is consistent with the requirements of this guidance.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	June 30,	December 31,
	2019	2018
Matured 03/15/2019 at 2.42%, fixed	$-	$1,500,000
Matured 04/01/2019 at 2.00%, fixed	-	499,272
Matures 07/11/2019 at 2.43%, fixed	2,500,000	-
Matures 07/22/2019 at 2.43%, fixed	1,000,000	-
Matures 07/26/2019 at 2.45%, fixed	2,500,000	-
Matures 08/12/2019 at 2.43%, fixed	1,500,000	-
Matures 08/30/2019 at 1.56%, fixed	3,000,000	3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	1,000,000
Matures 09/21/2021 at 3.07%, fixed	1,000,000	1,000,000
Matures 03/21/2022 at 3.09%, fixed	1,000,000	1,000,000
Matures 09/21/2022 at 3.11%, fixed	1,000,000	1,000,000
Matures 10/03/2022 at 1.48%, fixed	77,635	87,880
Matures 03/21/2023 at 3.15%, fixed	500,000	500,000
Matures 09/21/2023 at 3.18%, fixed	500,000	500,000
	$17,577,635	$12,087,152

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

				Total
June 30, 2019	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,910,172	$-	$13,910,172
Residential mortgage-backed securities available for sale	-	11,016,282	-	11,016,309
	$-	$24,926,481	$-	$24,926,481

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,186,788	$-	$13,186,788
Residential mortgage-backed securities available for sale	-	12,346,979	-	12,346,979
	$-	$25,533,767	$-	$25,533,767

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

				Total
June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$271,366	$271,366
Impaired loans, net	-	-	550,949	550,949

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$78,926	$78,926
Impaired loans, net	-	-	716,998	716,998

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

June 30, 2019
Foreclosed assets	$271,366	Appraisal of collateral	Appraisal adjustments	-34%	to	-64%
Impaired loans, net	$547,437	Appraisal of collateral	Appraisal adjustments	-47%	to	-71%
Impaired loans, net	$3,512	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2018
Foreclosed assets	$78,926	Appraisal of collateral	Appraisal adjustments	-36%	to	49%
Impaired loans, net	$662,799	Appraisal of collateral	Appraisal adjustments	-44%	to	69%
Impaired loans, net	$54,199	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2019 and December 31, 2018, are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2019 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,196,440	$6,196,440	$-	$-	$6,196,440
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	8,118,000	8,118,000	-	-	8,118,000
Securities	24,926,481	-	24,926,481	-	24,926,481
Net loans	245,111,776	-	-	243,887,260	243,887,260
Loans held for sale	121,125	-	121,125	-	121,125
Accrued interest receivable	846,113	846,113	-	-	846,113
Mortgage servicing rights	437,061	-	-	437,061	437,061
Financial Liabilities:
Non-interest bearing deposits	18,034,007	18,034,007	-	-	18,034,007
Interest bearing deposits	210,959,119	-	-	211,681,793	211,681,793
Accrued interest payable	12,199	12,199	-	-	12,199
FHLB advances	17,577,635	-	17,760,249	-	17,760,249

	Carrying	December 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$8,430,458	$8,430,458	$-	$-	$8,430,458
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	5,663,000	5,663,000	-	-	5,663,000
Securities	25,533,767	-	25,533,767	-	25,533,767
Net loans	235,926,419	-	-	232,996,807	232,996,807
Accrued interest receivable	824,542	824,542	-	-	824,542
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	14,057,719	14,057,719	-	-	14,057,719
Interest bearing deposits	209,390,810	-	-	209,576,569	209,576,569
Accrued interest payable	5,648	5,648	-	-	5,648
FHLB advances	12,087,152	-	12,136,836	-	12,136,386

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

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At June 30, 2019 and December 31, 2018, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2019 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019.

GENERAL

Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Shorewood, Sandwich and LaSalle, Illinois. Ottawa Savings Bank’s market area includes LaSalle County, Grundy County and parts of contiguous counties in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018

The Company's total assets increased $8.8 million, or 3.0%, to $301.6 million at June 30, 2019, from $292.8 million at December 31, 2018. The increase was primarily due to an increase of $9.2 million in the net loan portfolio, an increase in federal funds sold of $2.4 million, an increase in OREO of $0.2 million as well as a $0.1 million increase in several asset categories, partially off-set by decreases in cash and cash equivalents of $2.2 million, securities available for sale of $0.6 million and other assets of $0.4 million.

Cash and cash equivalents decreased $2.2 million, or 26.5%, to $6.2 million at June 30, 2019 from $8.4 million at December 31, 2018. The decrease in cash and cash equivalents was primarily a result of cash used in investing activities of $11.3 million exceeding cash provided by financing activities of $7.5 million and cash provided by operating activities of $1.6 million.

Federal funds sold increased $2.4 million, or 43.4%, to $8.1 million at June 30, 2019, from $5.7 million at December 31, 2018 to fund bank activities.

Securities available for sale decreased $0.6 million, or 2.4%, to $24.9 million at June 30, 2019 from $25.5 million at December 31, 2018, as paydowns, calls, and maturities exceeded new securities purchases.

Net loans increased by $9.2 million, or 3.9% to $245.1 million at June 30, 2019 compared to $235.9 million at December 31, 2018 primarily as a result of a $9.3 million increase in mortgage loans, a $6.9 million increase in commercial loans and a $3.3 million increase in consumer direct loans. The increases were off-set by decreases of $6.4 million in non-residential real estate loans and $3.9 million in purchased auto loans.

Total deposits increased $5.6 million, or 2.5%, to $229.0 million at June 30, 2019 from $223.4 million at December 31, 2018. At June 30, 2019 non-interest bearing checking accounts increased by $4.0 million, savings accounts increased by $2.1 million and certificates of deposit increased by $6.9 million as compared to December 31, 2018. The increases were offset by a decrease in checking accounts of $6.4 million and money market accounts which decreased by $1.0 million as compared to December 31, 2018.

FHLB advances increased $5.5 million, or 45.4% to $17.6 million at June 30, 2019, compared to $12.1 million at December 31, 2018. The additional FHLB advances were used to fund loan growth.

Stockholders’ equity decreased $2.2 million, or 4.3% to $50.6 million at June 30, 2019 from $52.8 million at December 31, 2018. The decrease reflects $2.0 million used to repurchase 139,349 outstanding shares of Company common stock of which 138,104 have been canceled and $1.6 million in declared dividends. The decreases were partially offset by other comprehensive income which increased by $0.3 million related to an increase in the fair value of securities available for sale and net income of $0.8 million for the six months ended June 30, 2019 and proceeds from stock options exercised.

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

The non-performing assets to total assets ratio was 0.70% at June 30, 2019 which is up from 0.54% at December 31, 2018. During the first six months of 2019, non-performing assets increased 34.2% to $2.1 million from $1.6 million as of December 31, 2018. The increase in non-performing assets was primarily due to the increase in non-accrual loans as a result of writing down and moving one impaired loan totaling approximately $277,000 to foreclosed real estate/repossessed assets, payoffs on three loans of approximately $117,000, a charge off for one loan of $40,000 and payments of approximately $67,000, offset by the addition of seven loans totaling approximately $884,000 to the impaired loan list. Additionally, foreclosed real estate increased to $196,000, while other repossessed assets decreased approximately $4,000.

The following table summarizes non-performing assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
	(In Thousands)
Non-accrual:
One-to-four family	$1,427	$662	$1,049	$1,117	$951
Multi-family	-	-	-	-	-
Non-residential real estate	427	444	455	324	335
Commercial	-	-	-	-	1
Consumer direct	-	-	-	-	-
Purchased auto	-	-	-	14	-
Total non-accrual loans	1,854	1,106	1,504	1,455	1,287
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,854	1,106	1,504	1,455	1,287
Foreclosed real estate	196	196	-	-	85
Other repossessed assets	75	18	79	13	12
Total nonperforming assets	$2,125	$1,320	$1,583	$1,468	$1,384

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Allowance for loan losses as a percent of gross loans receivable	1.07%	1.10%	1.10%	1.14%	1.14%
Allowance for loan losses as a percent of total nonperforming loans	142.83%	237.18%	174.73%	182.16%	197.82%
Nonperforming loans as a percent of gross loans receivable	0.75%	0.46%	0.63%	0.63%	0.58%
Nonperforming loans as a percent of total assets	0.61%	0.38%	0.51%	0.51%	0.47%
Nonperforming assets as a percent of total assets	0.70%	0.46%	0.54%	0.52%	0.51%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

General. Net income for the three months ended June 30, 2019 was $434,612 compared to net income of $355,873 for the three months ended June 30, 2018. The increase in net income of $78,739 or 22.1%, was primarily attributed to an increase in net interest income after provision for loan losses of $56,394 and a decrease in total other expenses of $58,134. The increases were partially offset by a decrease in total other income of $15,294 and an increase in taxes of $20,495.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,852	$2,547	$305	11.97%
Securities:
Residential mortgage-backed securities	74	71	3	4.23
State and municipal securities	101	103	(2)	(1.94)
Dividends on non-marketable equity securities	6	5	1	20.00
Interest-bearing deposits	54	30	24	80.00
Total interest and dividend income	3,087	2,756	331	12.01
Interest expense:
Deposits	672	401	271	67.58
Borrowings	68	48	20	41.67
Total interest expense	740	449	291	64.81
Net interest income	$2,347	$2,307	$40	1.73%

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

	Three Months Ended June 30,
	2019			2018
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$239,970	$2,852	4.75%	$221,083	$2,547	4.61%
Securities, net (2)	24,945	175	2.81%	25,575	174	2.72%
Non-marketable equity securities	829	6	2.90%	769	5	2.60%
Interest-bearing deposits	6,528	54	3.31%	5,002	30	2.40%
Total interest-earning assets	272,272	3,087	4.54%	252,429	2,756	4.37%
Non-interest-earning assets	20,552			19,936
Total assets	292,824			272,365

Liabilities and Equity

Interest-bearing liabilities
Money Market accounts	$24,217	$16	0.26%	$28,277	$20	0.28%
Savings accounts	27,673	5	0.07%	26,657	5	0.08%
Certificates of Deposit accounts	109,689	547	2.00%	99,914	347	1.39%
Checking accounts	48,478	104	0.86%	38,750	29	0.30%
Advances and borrowed funds	12,577	68	2.16%	9,873	48	1.94%
Total interest-bearing liabilities	222,634	740	1.33%	203,471	449	0.88%
Non-interest-bearing liabilities	11,215			16,441
Total liabilities	233,849			219,912
Equity	58,975			52,453
Total liabilities and equity	292,824			272,365
Net interest income		$2,347			$2,307
Net interest rate spread (3)			3.20%			3.48%
Net interest margin (4)			3.45%			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.30%			124.06%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2019 and 2018. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2019 Compared to 2018
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$224	$81	$305
Securities, net	(4)	5	1
Non-marketable equity securities	-	1	1
Interest-bearing deposits	13	11	24
Total interest-earning assets	$233	$98	$331
Interest expense on
Money Market accounts	$(3)	$(1)	$(4)
Passbook accounts	-	-	-
Certificates of Deposit accounts	49	151	200
Checking	21	54	75
Advances and borrowed funds	15	5	20
Total interest-bearing liabilities	82	209	291
Change in net interest income	$151	$(111)	$40

Net interest income increased by $0.04 million, or 1.73%, to $2.35 million for the three months ended June 30, 2019, from $2.31 million for the three months ended June 30, 2018. Interest and dividend income increased $0.3 million, or 12.01%, primarily due to an increase in the average balances of interest-earning assets of $19.9 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 45 basis points to 1.33% for the three months ended June 30, 2019. The net interest margin decreased 21 basis points during the three months ended June 30, 2019 to 3.45% from 3.66%.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.2 million for both of the three-month periods ended June 30, 2019 and 2018. The allowance for loan losses was $2.6 million, or 1.07% of total gross loans at June 30, 2019, compared to $2.5 million, or 1.14% of gross loans at June 30, 2018. Net charge-offs during the second quarter of 2019 were $150,560 compared to $211,547 during the second quarter of 2018. General reserves were higher at June 30, 2019, when compared to June 30, 2018, primarily due to the balances in most loan categories increasing during the twelve months ended June 30, 2019. Additionally, changes in qualitative factors during the twelve months ended June 30, 2019, as compared to the twelve months ended June 30, 2018, increased the general reserve slightly. The increases to the allowance were partially off-set by improvements in historical loss levels. Although non-performing loans increased, specific reserves as of June 30, 2019 were approximately $90,000 lower than they were as of June 30, 2018 due to the transfer of one loan to OREO and the charge-off of the specific reserve for another loan. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.6% in LaSalle County, 4.1% in Grundy County, and 4.3% for the State of Illinois, versus the national level of 3.7%. Based on a review of the loans that were in the loan portfolio at June 30, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2019 and 2018.

	Three months ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$173	$175	$(2)	(1.14)
Gain on sale of foreclosed real estate	-	(2)	2	(100.00)
Loan origination and servicing income	200	208	(8)	(3.85)
Origination of mortgage servicing rights, net of amortization	(3)	10	(13)	(130.00)
Customer service fees	125	126	(1)	(0.79)
Increase in cash surrender value of life insurance	12	12	-	-
Gain/(Loss) on sale of repossessed assets	9	2	7	350.00
Other	24	24	-	-
Total other income	$540	$555	$(15)	(2.70)%

Total other income decreased $0.02 million, to $0.54 million for the three months ended June 30, 2019, as compared to $0.56 million for the three months ended June 30, 2018. The decrease was primarily due to lower revenues related to mortgage banking activity as mortgage production continues to lag as compared to 2018 levels.

Other Expense. The following table summarizes other expense for the three months ended June 30, 2019 and 2018.

	Three months ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,188	$1,103	$85	7.71%
Directors fees	43	47	(4)	(8.51)
Occupancy	157	160	(3)	(1.88)
Deposit insurance premium	14	16	(2)	(12.50)
Legal and professional services	102	101	1	0.99
Data processing	149	161	(12)	(7.45)
Loan expense	173	194	(21)	(10.82)
Valuation adjustments and expenses on foreclosed real estate	6	12	(6)	(50.00)
Other	316	413	(97)	(23.49)
Total other expenses	$2,148	$2,207	$(59)	(2.67)%

Efficiency ratio (1)	74.40%	77.11%

(1) Computed as total other expenses divided by the sum of net interest income and other income.

Total other expense decreased $0.1 million, or 2.7%, to $2.1 million for the three months ended June 30, 2019, as compared to $2.2 million for the three months ended June 30, 2018.  The decrease was primarily due to lower costs in the other expense category. Although most expense categories are lower for the 2019 period than in 2018, salaries and employee benefit costs increased over 2018 levels due to the addition of a commercial lender and a senior credit analyst, which offset most of the favorable results. The efficiency ratio decreased due to decreased total other expenses and increased total revenues for the three month period ended June 30, 2019.

Income Taxes. The Company recorded income tax expense of $0.1 million for both the three-month periods ended June 30, 2019 and 2018, respectively due to similar levels of taxable and tax exempt income in both periods.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the three months ended June 30, 2019 and 2018, respectively as follows:

	Three Months Ended
	June 30,
	2019	2018

Expected income taxes	$119,240	$98,401
Income tax effect of:
State taxes, net of federal tax benefit	43,816	30,152
Tax exempt interest	(20,253)	(19,402)
Other	(9,604)	3,553
	$133,199	$112,704

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

General. Net income was $0.8 million for both of the six-month periods ended June 30, 2019 and 2018.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,713	$4,946	$767	15.51%
Securities:
Residential mortgage-backed securities	156	139	17	12.23
State and municipal securities	198	204	(6)	(2.94)
Dividends on non-marketable equity securities	13	9	4	44.44
Interest-bearing deposits	100	45	55	122.22
Total interest and dividend income	6,180	5,343	837	15.67
Interest expense:
Deposits	1,281	733	548	74.76
Borrowings	141	97	44	45.36
Total interest expense	1,422	830	592	71.33
Net interest income	$4,758	$4,513	$245	5.43%

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

	Six Months Ended June 30,
	2019			2018
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$237,620	$5,713	4.81%	$217,037	$4,946	4.56%
Securities, net (2)	24,880	354	2.85%	25,436	343	2.70%
Non-marketable equity securities	880	13	2.95%	771	9	2.33%
Interest-bearing deposits	6,700	100	2.96%	4,525	45	1.99%
Total interest-earning assets	270,080	6,180	4.62%	247,769	5,343	4.31%
Non-interest-earning assets	20,334			19,314
Total assets	290,414			267,083

Liabilities and Equity

Interest-bearing liabilities
Money Market accounts	$24,513	$32	0.26%	$27,731	$38	0.27%
Savings accounts	27,168	10	0.07%	26,496	10	0.08%
Certificates of Deposit accounts	107,496	1,025	1.91%	98,381	650	1.32%
Checking accounts	48,494	214	0.88%	36,732	35	0.19%
Advances and borrowed funds	12,501	141	2.24%	10,617	97	1.83%
Total interest-bearing liabilities	220,172	1,422	1.29%	199,957	830	0.83%
Non-interest-bearing liabilities	11,597			14,443
Total liabilities	231,769			214,400
Equity	58,645			52,683
Total liabilities and equity	290,414			267,083
Net interest income		$4,758			$4,513
Net interest rate spread (3)			3.28%			3.48%
Net interest margin (4)			3.52%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.67%			123.91%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2019 and 2018. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2019 Compared to 2018
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$495	$272	$767
Securities, net	(8)	19	11
Non-marketable equity securities	2	2	4
Interest-bearing deposits	33	22	55
Total interest-earning assets	$522	$315	$837
Interest expense on
Money Market accounts	$(4)	$(2)	$(6)
Passbook accounts	-	-	-
Certificates of Deposit accounts	87	289	376
Checking	51	127	178
Advances and borrowed funds	22	22	44
Total interest-bearing liabilities	156	436	592
Change in net interest income	$366	$(121)	$245

Net interest income increased by $0.3 million, or 5.4%, to $4.8 million for the six months ended June 30, 2019, from $4.5 million for the six months ended June 30, 2018. Interest and dividend income increased $0.8 million, or 15.7%, primarily due to an increase in the average balances of interest-earning assets of $22.3 million. The increase in net interest income was partially off-set by an increase in interest expense as the average cost of funds increased 46 basis points to 1.29%, due to higher interest rates for the six months ended June 30, 2019. The net interest margin decreased 12 basis points, or 3.30% during the six months ended June 30, 2019 to 3.52% from 3.64%.

Provision for Loan Losses. Management recorded a loan loss provision of $0.3 million for both of the six-month periods ended June 30, 2019 and 2018. The allowance for loan losses was $2.6 million, or 1.07% of total gross loans at June 30, 2019 compared to $2.5 million, or 1.14% of gross loans at June 30, 2018. Net charge-offs during the first six months of 2019 were $279,934 compared to $238,960 during the first six months of 2018. General reserves were higher at June 30, 2019, when compared to June 30, 2018, primarily due to the balances in all loan categories increasing during the twelve months ended June 30, 2019. These increases to the allowance were partially off-set by improvements in historical loss levels and changes in qualitative factors during the twelve months ended June 30, 2019, as compared to the twelve months ended June 30, 2018. Although non-performing loans increased, specific reserves as of June 30,2019 were approximately $90,000 lower than they were as of June 30, 2018 due to the transfer of one loan to OREO and the charge-off of the specific reserve for another loan. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.6% in LaSalle County, 4.1% in Grundy County, and 4.8% for the State of Illinois, versus the national level of 3.7%. Based on a review of the loans that were in the loan portfolio at June 30, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2019 and 2018.

	Six months ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$258	$309	$(51)	(16.50)%
Gain on sale of foreclosed real estate	-	40	(40)	(100.00)
Loan origination and servicing income	354	371	(17)	(4.58)
Origination of mortgage servicing rights, net of amortization	(13)	23	(36)	(156.52)
Customer service fees	241	249	(8)	(3.21)
Increase in cash surrender value of life insurance	24	23	1	4.35
Gain/(Loss) on sale of repossessed assets	8	-	8	-
Other	46	48	(2)	(4.17)
Total other income	$918	$1,063	$(145)	(13.64)%

Total other income decreased $0.02 million, to $0.9 million for the six months ended June 30, 2019, as compared to $1.1 million for the six months ended June 30, 2018. The decrease was primarily due to decreases in loan origination and servicing income, gain on sale of foreclosed real estate and gain on sale of loans.

Other Expense. The following table summarizes other expense for the six months ended June 30, 2019 and 2018.

	Six months ended
	June 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$2,287	$2,115	$172	8.13%
Directors fees	86	95	(9)	(9.47)
Occupancy	328	334	(6)	(1.80)
Deposit insurance premium	32	33	(1)	(3.03)
Legal and professional services	198	190	8	4.21
Data processing	335	316	19	6.01
Loan expense	337	363	(26)	(7.16)
Valuation adjustments and expenses on foreclosed real estate	12	21	(9)	(42.86)
Other	599	677	(78)	(11.52)
Total other expenses	$4,214	$4,144	$70	1.69%

Efficiency ratio (1)	74.24%	74.32%
(1) Computed as total other expenses divided by the sum of net interest income and total other income.

Total other expense increased $0.07 million, or 1.7%, to $4.21 million for the six months ended June 30, 2019, as compared to $4.14 million for the six months ended June 30, 2018.  The increase was primarily due to higher salaries and employee benefits, legal and professional fees and data processing costs which were offset by lower costs in loan expense and other expense. The efficiency ratio decreased due to decreased total other expenses for the for the six month period ended June 30, 2019.

Income Taxes.  The Company recorded income tax expense of $0.3 million for both six-month periods ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the Company had net income of $0.8 million with approximately $0.2 million in tax exempt income and an Illinois tax rate of 9.5%, compared to net income of $0.8 million with approximately $0.2 million in tax exempt income and an Illinois tax rate of 9.5% for the six months ended June 30, 2018.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the six months ended June 30, 2019 and 2018, respectively as follows:

	Six Months Ended
	June 30,
	2019	2018

Expected income taxes	$244,177	$235,267
Income tax effect of:
State taxes, net of federal tax benefit	99,440	79,470
Tax exempt interest	(39,143)	(39,078)
Other	23,590	9,205
	$328,064	$284,864

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

At June 30, 2019, the Bank had outstanding commitments to originate $6.8 million in loans, unfunded lines of credit of $16.3 million, and $5.7 million in commitments to fund construction loans. In addition, as of June 30, 2019, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $62.4 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2019, the Bank had $74.6 million of available credit from the FHLBC and there were $17.5 million in FHLBC advances outstanding. In addition, as of June 30, 2019 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin as well as a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2019, the Company had cash and cash equivalents of $6.2 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2019 of 20.94%, 19.76%, 19.76%, and 15.37%, respectively, compared to ratios at December 31, 2018 of 21.08%, 19.88%, 19.88%, and 15.16%, respectively. As of January 1, 2019, the Bank must hold 2.5% of risk-weighted assets as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. As of June 30, 2019, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2019:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
April 1-30, 2019	7,870	13.53	7,870	289,117
May 1 - 31, 2019	105,271	14.73	105,271	183,846
June 1-30, 2019	1,245	13.06	1,245	182,601
Total	114,386	14.63	114,386	182,601

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

___________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant
Date: August 14, 2019
/s/ Jon L. Kranov Jon L. Kranov President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2019
/s/ Marc N. Kingry Marc N. Kingry Chief Financial Officer (Principal Financial Officer)