Form 10-Q
period 2019-09-30
Ottawa Bancorp Inc
filed 2019-11-14
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2019
Common Stock, $0.01 par value	3,173,074

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2019

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$4,053,800	$2,416,568
Interest bearing deposits	6,627,649	6,013,890
Total cash and cash equivalents	10,681,449	8,430,458
Time deposits	3,736,000	250,000
Federal funds sold	3,947,000	5,663,000
Securities available for sale	24,089,350	25,533,767
Loans, net of allowance for loan losses of $2,774,443 and $2,627,738 at September 30, 2019 and December 31, 2018, respectively	243,244,687	235,926,419
Loans held for sale	1,571,495	-
Premises and equipment, net	6,564,106	6,621,080
Accrued interest receivable	800,805	824,542
Foreclosed real estate	196,000	-
Deferred tax assets	1,779,082	1,898,141
Cash value of life insurance	2,376,864	2,341,453
Goodwill	649,869	649,869
Core deposit intangible	184,500	228,000
Other assets	4,392,723	4,469,350
Total assets	$304,213,930	$292,836,079
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$13,798,606	$14,057,719
Interest bearing	225,967,615	209,390,810
Total deposits	239,766,221	223,448,529
Accrued interest payable	10,068	5,648
FHLB advances	10,078,727	12,087,152
Other liabilities	4,022,383	4,470,384
Total liabilities	253,877,399	240,011,713

Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,170,554 and 3,358,922 shares issued at September 30, 2019 and December 31, 2018, respectively	31,705	33,589
Additional paid-in-capital	32,976,828	35,579,606
Retained earnings	18,477,320	18,859,232
Unallocated ESOP shares	(1,443,104)	(1,576,616)
Unallocated management recognition (MRP) plan shares	(32,962)	(40,361)
Accumulated other comprehensive income (loss)	326,744	(31,084)
Total stockholders' equity	50,336,531	52,824,366
Total liabilities and stockholders' equity	$304,213,930	$292,836,079

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$2,878,874	$2,596,019	$8,591,812	$7,541,652
Securities:
Residential mortgage-backed and related securities	67,217	67,156	223,536	205,975
State and municipal securities	101,169	102,269	299,190	305,920
Dividends on non-marketable equity securities	6,387	5,079	19,098	14,473
Interest-bearing deposits	81,905	30,516	181,452	75,864
Total interest and dividend income	3,135,552	2,801,039	9,315,088	8,143,884
Interest expense:
Deposits	774,630	454,352	2,055,165	1,187,481
Borrowings	68,413	46,584	209,559	143,129
Total interest expense	843,043	500,936	2,264,724	1,330,610
Net interest income	2,292,509	2,300,103	7,050,364	6,813,274
Provision for loan losses	105,000	65,000	405,000	377,500
Net interest income after provision for loan losses	2,187,509	2,235,103	6,645,364	6,435,774
Other income:
Gain on sale of loans	370,387	155,656	628,678	464,527
Gain on sale of foreclosed real estate, net	-	59,511	-	99,108
Loan origination and servicing income	291,677	244,351	646,068	615,369
Origination of mortgage servicing rights, net of amortization	111,316	4,124	98,581	26,977
Customer service fees	129,831	135,710	370,776	384,717
Increase in cash surrender value of life insurance	11,565	11,986	35,411	35,621
Gain on sale of repossessed assets, net	4,182	5,166	11,978	4,928
Other	42,532	23,973	88,478	72,607
Total other income	961,490	640,477	1,879,970	1,703,854
Other expenses:
Salaries and employee benefits	1,393,099	1,139,592	3,679,948	3,255,532
Directors fees	43,000	43,000	129,000	137,750
Occupancy	171,352	159,892	499,362	494,353
Deposit insurance premium	2,000	17,107	33,565	49,933
Legal and professional services	105,469	89,623	303,402	279,273
Data processing	186,462	169,316	521,905	485,210
Loan expense	201,404	189,814	538,439	552,483
Valuation adjustments and expenses on foreclosed real estate	20,418	4,465	32,421	25,265
Other	302,536	280,830	901,287	957,569
Total other expenses	2,425,740	2,093,639	6,639,329	6,237,368
Income before income tax expense	723,259	781,941	1,886,005	1,902,260
Income tax expense	178,343	191,798	506,407	476,662
Net income	$544,916	$590,143	$1,379,598	$1,425,598
Basic earnings per share	$0.18	$0.18	$0.44	$0.44
Diluted earnings per share	$0.18	$0.18	$0.44	$0.44
Dividends per share	$0.063	$0.050	$0.563	$0.215

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$544,916	$590,143	$1,379,598	$1,425,598
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	23,367	(98,287)	500,494	(408,908)
Other comprehensive income (loss), before tax	23,367	(98,287)	500,494	(408,908)
Income tax expense (benefit) related to items of other comprehensive income (loss)	6,661	(28,017)	142,666	(116,559)
Other comprehensive income (loss), net of tax	16,706	(70,270)	357,828	(292,349)
Comprehensive income	$561,622	$519,873	$1,737,426	$1,133,249

See accompanying notes to these unaudited consolidated financial statements.

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity

Three Months Ended September 30, 2019 and 2018
						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total

Balance, June 30, 2018	$34,002	$36,138,342	$18,022,135	$(1,665,624)	$-	$(69,500)	$52,459,355
Net income	-	-	590,143	-	-	-	590,143
Other comprehensive (loss)	-	-	-	-	-	(70,270)	(70,270)
Allocation of 4,694 ESOP shares	-	20,174	-	44,504	-	-	64,678
Recognition and Retention Plan options exercised	-	-	-	-	-	-	-
Cash dividends paid, $0.05 per share	-	-	(161,354)	-	-	-	(161,354)
Repurchase 17,000 shares	(170)	(235,363)	-	-	-	-	(235,533)
Balance, September 30, 2018	$33,832	$35,923,153	$18,450,924	$(1,621,120)	$-	$(139,770)	$52,647,019

Balance, June 30, 2019	$32,233	$33,614,487	$18,125,450	$(1,487,608)	$(34,980)	$310,038	$50,559,620
Net income	-	-	544,916	-	-	-	544,916
Other comprehensive income	-	-	-	-	-	16,706	16,706
Allocation 4,695 of ESOP shares	-	16,042	-	44,504	-	-	60,546
Compensation expense on MRP awards granted	-	-	-	-	2,018	-	2,018
Recognition and Retention Plan options exercised	-	-	-	-	-	-	-
Cash dividends paid, $0.063 per share	-	-	(193,046)	-	-	-	(193,046)
Repurchase 52,764 shares	(528)	(653,701)	-	-	-	-	(654,229)
Balance, September 30, 2019	$31,705	$32,976,828	$18,477,320	$(1,443,104)	$(32,962)	$326,744	$50,336,531

Nine Months Ended September 30, 2019 and 2018
						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total

Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$53,102,935
Net income	-	-	1,425,598	-	-	-	1,425,598
Other comprehensive (loss)	-	-	-	-	-	(292,349)	(292,349)
Allocation of 14,085 ESOP shares	-	61,945	-	133,512	-	-	195,457
Recognition and Retention Plan options exercised	140	64,995	-	-	-	-	65,135
Cash dividends paid, $0.215 per share	-	-	(695,636)	-	-	-	(695,636)
Repurchase 82,635 shares	(826)	(1,153,295)	-	-	-	-	(1,154,121)
Balance, September 30, 2018	$33,832	$35,923,153	$18,450,924	$(1,621,120)	$-	$(139,770)	$52,647,019

Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366
Net income	-	-	1,379,598	-	-	-	1,379,598
Other comprehensive income	-	-	-	-	-	357,828	357,828
Allocation of 14,085 ESOP shares	-	53,917	-	133,512	-	-	187,429
Compensation expense on MRP awards granted	-	-	-	-	7,399	-	7,399
Recognition and Retention Plan options exercised	25	8,900	-	-	-	-	8,925
Cash dividends paid, $0.563 per share	-	-	(1,761,510)	-	-	-	(1,761,510)
Repurchase 356,773 shares	(1,909)	(2,665,595)	-	-	-	-	(2,667,504)
Balance, September 30, 2019	$31,705	$32,976,828	$18,477,320	$(1,443,104)	$(32,962)	$326,744	$50,336,531

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

   (Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net income	$1,379,598	$1,425,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,558	182,464
Provision for loan losses	405,000	377,500
Provision for deferred income taxes	(23,607)	(105,497)
Net amortization of premiums and discounts on securities	108,386	172,302
Origination of mortgage loans held for sale	(10,740,469)	(15,368,636)
Proceeds from sale of mortgage loans held for sale	9,797,652	15,789,538
Gain on sale of loans, net	(628,678)	(464,527)
Origination of mortgage servicing rights, net of amortization	(98,581)	(26,977)
Gain on sale of foreclosed real estate, net	-	(99,108)
Loss on sale of repossessed assets, net	11,978	4,928
ESOP compensation expense	187,429	195,457
MRP compensation expense	7,399	-
Amortization of core deposit intangible	43,500	43,500
Amortization of fair value adjustments on acquired:
Loans	13,255	22,366
Federal Home Loan Bank Advances	3,278	3,922
Increase in cash surrender value of life insurance	(35,411)	(35,621)
Change in assets and liabilities:
Increase (decrease) in accrued interest receivable	23,737	(47,675)
(Decrease) in other assets	133,236	(264,359)
Increase in accrued interest payable and other liabilities	(655,536)	(288,122)
Net cash provided by operating activities	78,724	1,517,053
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,417,224)	(2,259,494)
Sales, calls, maturities and paydowns	3,253,749	3,132,398
Net increase in time deposits	(3,486,000)	-
Net increase in loans	(7,932,408)	(17,647,718)
Net decrease in federal funds sold	1,716,000	741,000
Proceeds from sale of foreclosed real estate	-	247,408
Proceeds from sale of repossessed assets	241,834	120,935
Purchase of premises and equipment	(89,584)	(144,525)
Net cash used in investing activities	(7,713,633)	(15,809,996)
Cash Flows from Financing Activities
Net increase in deposits	16,317,692	26,088,080
Proceeds from Federal Home Loan Bank advances	10,500,000	9,750,000
Principal reduction of Federal Home Loan Bank advances	(12,511,703)	(12,761,532)
Proceeds from stock options exercised	8,925	65,135
Shares repurchased and cancelled	(2,667,504)	(1,154,121)
Dividends paid	(1,761,510)	(695,636)
Net cash provided by financing activities	9,885,900	21,291,926
Net increase in cash and cash equivalents	2,250,991	6,998,983
Cash and cash equivalents:
Beginning of period	8,430,458	3,755,817
End of period	$10,681,449	$10,754,800
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,050,119	$1,179,449
Interest paid on borrowings	210,185	143,129
Income taxes paid, net of refunds received	378,000	359,077
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	196,000	64,200
Other assets acquired in settlement of loans	211,840	129,007
Sale of foreclosed real estate through loan origination	-	44,800

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

At September 30, 2019, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$544,916	$590,143	$1,379,598	$1,425,598
Basic potential common shares:
Weighted average shares outstanding	3,207,652	3,393,111	3,282,493	3,409,674
Weighted average unvested MRP shares	(3,060)	-	(2,547)	-
Weighted average unallocated ESOP shares	(147,702)	(166,430)	(152,368)	(171,113)
Basic weighted average shares outstanding	3,056,890	3,226,681	3,127,578	3,238,561
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	-	48	-
Weighted average RRP options outstanding	5,408	8,606	5,483	8,638
Dilutive weighted average shares outstanding	3,062,298	3,235,287	3,133,110	3,247,199
Basic earnings per share	$0.18	$0.18	$0.44	$0.44
Diluted earnings per share	$0.18	$0.18	$0.44	$0.44

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

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2019	2018
Shares allocated	137,136	123,051
Shares withdrawn from the plan	(28,365)	(28,278)
Unallocated shares	144,555	158,639
Total ESOP shares	253,326	253,412
Fair value of unallocated shares	$1,819,947	$2,114,657

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019:
Securities Available for Sale
State and municipal securities	$13,584,907	$334,573	$-	$13,919,480
Residential mortgage-backed securities	10,047,426	155,020	32,576	$10,169,870
	$23,632,333	$489,593	$32,576	$24,089,350
December 31, 2018:
Securities Available for Sale
State and municipal securities	$13,092,077	$116,127	$21,416	$13,186,788
Residential mortgage-backed securities	12,485,167	59,282	197,470	12,346,979
	$25,577,244	$175,409	$218,886	$25,533,767

The amortized cost and fair value at September 30, 2019, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$455,548	$456,714
Due after three months through one year	978,471	985,778
Due after one year through five years	4,616,801	4,708,352
Due after five years through ten years	3,989,847	4,110,708
Due after ten years	3,544,240	3,657,928
Residential mortgage-backed securities	10,047,426	10,169,870
	$23,632,333	$24,089,350

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Securities Available for Sale
Residential mortgage-backed securities	$782,948	$1,461	$3,637,321	$31,115	$4,420,269	$32,576
	$782,948	$1,461	$3,637,321	$31,115	$4,420,269	$32,576

December 31, 2018
Securities Available for Sale
State and municipal securities	$1,831,305	$9,610	$1,345,990	$11,806	$3,177,295	$21,416
Residential mortgage-backed securities	2,865,546	25,266	6,034,053	172,204	8,899,599	197,470
	$4,696,851	$34,876	$7,380,043	$184,010	$12,076,894	$218,886

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

At September 30, 2019, 16 securities had unrealized losses with an aggregate depreciation of 0.73% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2019 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three or nine months ended September 30, 2019 and 2018.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2019	2018
Mortgage loans:
One-to-four family residential loans	$150,016,778	$141,779,340
Multi-family residential loans	5,878,371	6,776,424
Total mortgage loans	155,895,149	148,555,764

Other loans:
Non-residential real estate loans	30,229,325	35,286,236
Commercial loans	24,064,408	17,241,698
Consumer direct	19,545,704	15,390,263
Purchased auto	16,284,544	22,080,196
Total other loans	90,123,981	89,998,393
Gross loans	246,019,130	238,554,157
Less: Allowance for loan losses	(2,774,443)	(2,627,738)
Loans, net	$243,244,687	$235,926,419

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Purchased auto loans	$-	$1,309,729	$-	$10,012,800

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
One-to-four family	$3,372	$6,461	$(149,452)	$(202,491)
Multi-family	21,329	3,972	29,272	11,915
Consumer direct	(5,948)	2,948	(41,489)	6,766
Purchased auto	2,885	(29,934)	(96,626)	(71,703)
Net (charge-offs)/recoveries	$21,638	$(16,553)	$(258,295)	$(255,513)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,755,047	$25,080	$268,587	$189,213	$139,659	$270,219	$2,647,805
Provision charged to income	100,882	(21,812)	3,653	12,177	38,508	(28,408)	105,000
Loans charged off	-	-	-	-	(6,648)	(11,658)	(18,306)
Recoveries of loans previously charged off	3,372	21,329	-	-	700	14,543	39,944
Balance at end of period	$1,859,301	$24,597	$272,240	$201,390	$172,219	$244,696	$2,774,443

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2018	family	family	Residential	Commercial	Direct	Auto	Total
Balance at beginning of period	$1,643,589	$24,636	$326,934	$133,812	$57,812	$359,203	$2,545,986
Provision charged to income	34,878	(3,190)	21,694	(1,209)	2,706	10,121	65,000
Loans charged off	-	-	-	-	-	(38,764)	(38,764)
Recoveries of loans previously charged off	6,461	3,972	-	-	2,948	8,830	22,211
Balance at end of period	$1,684,928	$25,418	$348,628	$132,603	$63,466	$339,390	$2,594,433

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 and 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738
Provision charged to income	247,017	(31,237)	(71,423)	66,225	130,761	63,657	405,000
Loans charged off	(284,980)	-	-	-	(43,070)	(125,407)	(453,457)
Recoveries of loans previously charged off	135,528	29,272	-	-	1,581	28,781	195,162
Balance at end of period	$1,859,301	$24,597	$272,240	$201,390	$172,219	$244,696	$2,774,443

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2018	family	family	Residential	Commercial	Direct	Auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	410,000	(8,467)	(22,465)	(20,993)	(83,569)	102,994	377,500
Loans charged off	(217,210)	-	-	-	-	(90,250)	(307,460)
Recoveries of loans previously charged off	14,719	11,915	-	-	6,766	18,547	51,947
Balance at end of period	$1,684,928	$25,418	$348,628	$132,603	$63,466	$339,390	$2,594,433

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
September 30, 2019	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$1,461,663	$-	$401,045	$-	$-	$33,738	$1,896,446
Loans acquired with deteriorated credit quality	74,644	-	-	-	-	-	74,644
Loans collectively evaluated for Impairment	148,480,471	5,878,371	29,828,280	24,064,408	19,545,704	16,250,806	244,048,040
Balance at end of period	$150,016,778	$5,878,371	$30,229,325	$24,064,408	$19,545,704	$16,284,544	$246,019,130

Period-end amount allocated to:
Loans individually evaluated for Impairment	$29,420	$-	$1,049	$-	$-	$16,869	$47,338
Loans acquired with deteriorated credit quality	8,062	-	-	-	-	-	8,062
Loans collectively evaluated for Impairment	1,821,819	24,597	271,191	201,390	172,219	227,827	2,719,043
Balance at end of period	$1,859,301	$24,597	$272,240	$201,390	$172,219	$244,696	$2,774,443

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2018	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$955,317	$-	$455,196	$-	$-	$-	$1,410,513
Loans acquired with deteriorated credit quality	93,427	-	-	-	-	-	93,427
Loans collectively evaluated for Impairment	140,730,596	6,776,424	34,831,040	17,241,698	15,390,263	22,080,196	237,050,217
Balance at end of period	$141,779,340	$6,776,424	$35,286,236	$17,241,698	$15,390,263	$22,080,196	$238,554,157

Period-end amount allocated to:
Loans individually evaluated for Impairment	$160,822	$-	$38,674	$-	$-	$-	$199,496
Loans acquired with deteriorated credit quality	17,817	-	-	-	-	-	17,817
Loans collectively evaluated for impairment	1,583,097	26,562	304,989	135,165	82,947	277,665	2,410,425
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2019 and December 31, 2018:

September 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,526,444	$1,347,064	$189,243	$1,536,307	$37,482	$1,155,543
Multi-family	-	-	-	-	-	-
Non-residential	282,505	291,446	109,599	401,045	1,049	389,229
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	33,738	33,738	16,869	-
	$1,808,949	$1,638,510	$332,580	$1,971,090	$55,400	$1,544,772

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,048,744	$427,825	$620,919	$1,048,744	$178,639	$1,074,284
Multi-family	-	-	-	-	-	-
Non-residential	455,196	141,804	313,392	455,196	38,674	366,226
Commercial	-	-	-	-	-	1,282
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	5,708
	$1,503,940	$569,629	$934,311	$1,503,940	$217,313	$1,447,500

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three and nine months ended September 30, 2019, the Company recognized no cash basis interest income on impaired loans. For the three months and nine months ended September 30, 2018, the Company recognized no cash basis interest income on impaired loans.

At September 30, 2019 there were 27 impaired loans totaling $2.0 million, compared to 21 impaired loans totaling $1.5 million at December 31, 2018. The change in impaired loans was a result of charging off part of the balance and moving one impaired loan totaling $277,000 to foreclosed real estate, payoffs on three impaired loans of approximately $117,000, a charge off for one impaired loan of $40,000 and payments of approximately $84,000, offset by the addition of ten loans totaling approximately $1,025,000 to the impaired loan list.

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

Impaired loans at September 30, 2019 included $63 thousand of loans whose terms have been modified in troubled debt restructurings, compared to $70 thousand at December 31, 2018. The amount of TDR loans included in impaired loans decreased as a result of payments of $7 thousand. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three or nine months ended September 30, 2019 and 2018.

There were no TDR loans that were restructured during the twelve months prior to September 30, 2019 and 2018 that had payment defaults (i.e., 60 days or more past due following a modification) during the three or nine months ended September 30, 2019 and 2018.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2019 and December 31, 2018:

September 30, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,536,307	$-
Multi-family	-	-
Non-residential	401,045	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	33,738	-
	$1,971,090	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,048,744	$-
Multi-family	-	-
Non-residential	455,196	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,503,940	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2019 and December 31, 2018:

September 30, 2019	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,923,712	$707,550	$954,766	$3,586,028	$146,430,750	$150,016,778
Multi-family	193,132	-	-	193,132	5,685,239	5,878,371
Non-residential	282,505	-	-	282,505	29,946,820	30,229,325
Commercial	296,569	-	-	296,569	23,767,839	24,064,408
Consumer direct	18,442	11,181	-	29,623	19,516,081	19,545,704
Purchased auto	55,385	29,396	33,738	118,519	16,166,025	16,284,544
	$2,769,745	$748,127	$988,504	$4,506,376	$241,512,754	$246,019,130

December 31, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,293,142	$549,331	$788,127	$2,630,600	$139,148,740	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	1,413,392	129,464	127,464	1,670,320	33,615,916	35,286,236
Commercial	3,989	-	-	3,989	17,237,709	17,241,698
Consumer direct	9,044	-	-	9,044	15,381,219	15,390,263
Purchased auto	31,671	16,069	-	47,740	22,032,456	22,080,196
	$2,751,238	$694,864	$915,591	$4,361,693	$234,192,464	$238,554,157

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

At September 30, 2019 and December 31, 2018, the risk category of loans by class is as follows:

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$33,817,292	$63,649	$1,536,307	$-	$114,599,530	$150,016,778
Multi-family	-	-	-	-	5,878,371	5,878,371
Non-residential	29,828,280	-	401,045	-	-	30,229,325
Commercial	24,064,408	-	-	-	-	24,064,408
Consumer direct	-	-	-	-	19,545,704	19,545,704
Purchased auto	-	-	33,738	-	16,250,806	16,284,544
Total	$87,709,980	$63,649	$1,971,090	$-	$156,274,411	$246,019,130

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,653,633	$335,758	$1,048,744	$-	$110,741,205	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	34,831,040	-	455,196	-	-	35,286,236
Commercial	17,241,698	-	-	-	-	17,241,698
Consumer direct	-	-	-	-	15,390,263	15,390,263
Purchased auto	-	-	-	-	22,080,196	22,080,196
Total	$81,726,371	$335,758	$1,503,940	$-	$154,988,088	$238,554,157

At September 30, 2019, the Company held $196,000 in foreclosed residential real estate property, compared to $0 at December 31, 2018. In addition, the Company also held $0.6 million and $0.3 million in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at September 30, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $7,399 and $0 for the nine-month periods ended September 30, 2019 and 2018, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three and nine months ended September 30, 2019 and 2018, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. On October 16, 2019, the FASB unanimously approved to delay the required implementation date for this guidance until fiscal years beginning after December 12, 2022 for certain entities. The delay would apply to small reporting companies (as defined by the SEC), such as the Company, non-SEC public companies and private companies. The Company is currently evaluating the provisions of ASU 2016-13, to determine the potential impact of the new accounting guidance on its consolidated financial statements.

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	September 30,	December 31,
	2019	2018
Matured 03/15/2019 at 2.42%, fixed	$-	$1,500,000
Matured 04/01/2019 at 2.00%, fixed	-	499,272
Matured 08/30/2019 at 1.56%, fixed		3,000,000
Matures 12/16/2019 at 2.08%, fixed	2,000,000	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	1,000,000
Matures 09/21/2021 at 3.07%, fixed	1,000,000	1,000,000
Matures 03/21/2022 at 3.09%, fixed	1,000,000	1,000,000
Matures 09/21/2022 at 3.11%, fixed	1,000,000	1,000,000
Matures 10/03/2022 at 1.48%, fixed	78,727	87,880
Matures 03/21/2023 at 3.15%, fixed	500,000	500,000
Matures 09/21/2023 at 3.18%, fixed	500,000	500,000
Matures 08/28/2024 at 1.59%, fixed	1,500,000	-
Matures 08/28/2029 at 1.93%, fixed	1,500,000	-
	$10,078,727	$12,087,152

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

				Total
September 30, 2019	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,919,480	$-	$13,919,480
Residential mortgage-backed securities available for sale	-	10,169,870	-	10,169,870
	$-	$24,089,350	$-	$24,089,350

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,186,788	$-	$13,186,788
Residential mortgage-backed securities available for sale	-	12,346,979	-	12,346,979
	$-	$25,533,767	$-	$25,533,767

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

				Total
September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$261,802	$261,802
Impaired loans, net	-	-	277,180	277,180

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$78,926	$78,926
Impaired loans, net	-	-	716,998	716,998

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

September 30, 2019
Foreclosed assets	$261,802	Appraisal of collateral	Appraisal adjustments	-50%	to	-67.0%
Impaired loans, net	$217,267	Appraisal of collateral	Appraisal adjustments	-44.33%	to	-50.82%
Impaired loans, net	$59,913	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2018
Foreclosed assets	$78,926	Appraisal of collateral	Appraisal adjustments	-36%	to	49%
Impaired loans, net	$662,799	Appraisal of collateral	Appraisal adjustments	-44%	to	69%
Impaired loans, net	$54,199	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018, are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2019 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,681,449	$10,681,449	$-	$-	$10,681,449
Time deposits	3,736,000	3,736,000	-	-	3,736,000
Federal funds sold	3,947,000	3,947,000	-	-	3,947,000
Securities	24,089,350	-	24,089,350	-	24,089,350
Net loans	243,244,687	-	-	244,703,780	243,887,260
Loans held for sale	1,571,495	-	1,571,495	-	1,571,495
Accrued interest receivable	800,805	800,805	-	-	800,805
Mortgage servicing rights	435,942	-	-	435,942	435,942
Financial Liabilities:
Non-interest bearing deposits	13,798,606	13,798,606	-	-	13,798,606
Interest bearing deposits	225,967,615	-	-	227,037,230	211,681,793
Accrued interest payable	10,068	10,068	-	-	10,068
FHLB advances	10,078,727	-	10,245,752	-	10,183,435

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$8,430,458	$8,430,458	$-	$-	$8,430,458
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	5,663,000	5,663,000	-	-	5,663,000
Securities	25,533,767	-	25,533,767	-	25,533,767
Net loans	235,926,419	-	-	232,996,807	232,996,807
Accrued interest receivable	824,542	824,542	-	-	824,542
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	14,057,719	14,057,719	-	-	14,057,719
Interest bearing deposits	209,390,810	-	-	209,576,569	209,576,569
Accrued interest payable	5,648	5,648	-	-	5,648
FHLB advances	12,087,152	-	12,136,836	-	12,136,386

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

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At September 30, 2019 and December 31, 2018, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2019 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

The Company's total assets increased $11.4 million, or 3.9%, to $304.2 million at September 30, 2019, from $292.8 million at December 31, 2018.  The increase was primarily due to an increase of $7.3 million in the net loan portfolio, an increase in time deposits of $3.5 million, increases in cash and cash equivalents of $2.3 million, an increase in loans held for sale of $1.6 million, and an increase in foreclosed real estate of $0.2 million.  These increases were partially offset by a decrease in federal funds sold of $1.8 million, a decrease in securities available for sale of $1.4 million and an overall $0.3 million decrease in the remaining other asset categories.

Cash and cash equivalents increased $2.3 million, or 27.4%, to $10.7 million at September 30, 2019 from $8.4 million at December 31, 2018. The increase in cash and cash equivalents was primarily a result of cash provided by financing activities of $9.9 million and cash provided by operating activities of $0.1 million exceeding cash used in investing activities of $7.7 million.

Federal funds sold decreased $1.8 million, or 31.6%, to $3.9 million at September 30, 2019, from $5.7 million at December 31, 2018 to fund loan growth.

Securities available for sale decreased $1.4 million, or 5.5%, to $24.1 million at September 30, 2019 from $25.5 million at December 31, 2018, as paydowns, calls, and maturities exceeded new securities purchases.

Net loans increased by $7.3 million, or 3.1% to $243.2 million at September 30, 2019 compared to $235.9 million at December 31, 2018 primarily as a result of an $8.2 million increase in one-to-four family loans, a $6.8 million increase in commercial loans and a $4.1 million increase in consumer direct loans.  The increases were offset by decreases of $5.1 million in non-residential real estate loans, $0.9 million in multi-family loans and $5.8 million in purchased auto loans.

Total deposits increased $16.4 million, or 7.3%, to $239.8 million at September 30, 2019 from $223.4 million at December 31, 2018. At September 30, 2019, checking accounts increased by $5.5 million and certificates of deposit increased by $14.5 million as compared to December 31, 2018. The increases were offset by a decrease in non-interest bearing checking accounts of $0.3 million, a decrease in savings accounts of $0.1 million and a decrease in money market accounts of $3.2 million as compared to December 31, 2018.

FHLB advances decreased $2.0 million, or 16.5% to $10.1 million at September 30, 2019, compared to $12.1 million at December 31, 2018. The decrease was related to the maturing of several advances with short term maturities that had been used to fund loan growth during the second quarter of 2019.

Stockholders’ equity decreased $2.5 million, or 4.7% to $50.3 million at September 30, 2019 from $52.8 million at December 31, 2018. The decrease reflects $2.7 million used to repurchase and cancel 190,868 outstanding shares of Company common stock and $1.8 million in cash dividends. The decreases were partially offset by an increase of $0.4 million in other comprehensive income due to an increase in the fair value of securities available for sale, net income of $1.4 million for the nine months ended September 30, 2019 and proceeds from stock options exercised.

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

The non-performing assets to total assets ratio was 0.73% at September 30, 2019 which is up from 0.54% at December 31, 2018. During the first nine months of 2019, non-performing assets increased 37.5% to $2.2 million from $1.6 million as of December 31, 2018. The increase in non-performing assets was primarily due to the increase in non-accrual loans as a result of writing down and moving one impaired loan totaling $277,000 to foreclosed real estate/repossessed assets, payoffs on three loans of $117,000, a charge off for one loan of $40,000 and payments of $84,000, offset by the addition of ten loans totaling $1.0 million to the impaired loan list. Additionally, foreclosed real estate increased to $196,000, while other repossessed assets decreased $13,000.

The following table summarizes non-performing assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Non-accrual:	(In Thousands)
One-to-four family	$1,536	$1,427	$662	$1,049	$1,117
Multi-family	-	-	-	-	-
Non-residential real estate	401	427	444	455	324
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	34	-	-	-	14
Total non-accrual loans	1,971	1,854	1,106	1,504	1,455
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	1,971	1,854	1,106	1,504	1,455
Foreclosed real estate	196	196	196	-	-
Other repossessed assets	65	75	18	79	13
Total nonperforming assets	$2,232	$2,125	$1,320	$1,583	$1,468

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Allowance for loan losses as a percent of gross loans receivable	1.13%	1.07%	1.10%	1.10%	1.14%
Allowance for loan losses as a percent of total nonperforming loans	140.74%	142.83%	237.18%	174.73%	182.16%
Nonperforming loans as a percent of gross loans receivable	0.80%	0.75%	0.46%	0.63%	0.63%
Nonperforming loans as a percent of total assets	0.65%	0.61%	0.38%	0.51%	0.51%
Nonperforming assets as a percent of total assets	0.73%	0.70%	0.46%	0.54%	0.52%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

General. Net income for the three months ended September 30, 2019 was $544,916 compared to net income of $590,143 for the three months ended September 30, 2018. The decrease in net income of $45,227 or 7.7%, was primarily attributed to a $47,594 decrease in net interest income after provision for loan losses and an increase in total other expenses of $332,101, which were partially offset by an increase in total other income of $321,013 and a decrease in tax expense of $13,455.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,879	$2,596	$283	10.90%
Securities:
Residential mortgage-backed securities	67	67	-	-
State and municipal securities	101	102	(1)	(0.98)
Dividends on non-marketable equity securities	7	5	2	40.00
Interest-bearing deposits	82	31	51	164.52
Total interest and dividend income	3,136	2,801	335	11.96
Interest expense:
Deposits	775	454	321	70.70
Borrowings	68	47	21	44.68
Total interest expense	843	501	342	68.26
Net interest income	$2,293	$2,300	$(7)	(0.30)%

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

	Three Months Ended September 30,
	2019			2018
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$243,126	$2,879	4.74%	$222,436	$2,596	4.67%
Securities, net (2)	24,415	168	2.75%	24,989	169	2.71%
Non-marketable equity securities	825	7	3.39%	791	5	2.53%
Interest-bearing deposits	13,744	82	2.39%	6,333	31	1.96%
Total interest-earning assets	282,110	3,136	4.45%	254,549	2,801	4.40%
Non-interest-earning assets	19,376			19,875
Total assets	301,486			274,424

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$22,638	$14	0.25%	$26,407	$19	0.29%
Savings accounts	26,322	5	0.08%	25,902	4	0.06%
Certificates of Deposit accounts	118,838	627	2.11%	101,496	381	1.50%
Checking accounts	55,600	129	0.93%	42,311	50	0.47%
Advances and borrowed funds	10,578	68	2.57%	10,097	47	1.86%
Total interest-bearing liabilities	233,976	843	1.44%	206,213	500	0.97%
Non-interest-bearing liabilities	8,534			15,520
Total liabilities	242,510			221,733
Equity	58,976			52,691
Total liabilities and equity	301,486			274,424
Net interest income		$2,293			$2,300
Net interest rate spread (3)			3.01%			3.43%
Net interest margin (4)			3.25%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.57%			123.44%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2019 and 2018. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2019 Compared to 2018
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	244	39	283
Securities, net	(4)	3	(1)
Non-marketable equity securities	1	1	2
Interest-bearing deposits	44	7	51
Total interest-earning assets	$285	$50	$335
Interest expense on
Money Market accounts	$(2)	$(3)	$(5)
Passbook accounts	0	1	1
Certificates of Deposit accounts	91	152	243
Checking	32	50	82
Advances and borrowed funds	3	18	21
Total interest-bearing liabilities	124	218	342
Change in net interest income	$161	$(168)	$(7)

Net interest income decreased by $0.01 million, or 0.4%, to $2.29 million for the three months ended September 30, 2019, from $2.30 million for the three months ended September 30, 2018. Interest and dividend income increased $0.3 million, or 11.9%, primarily due to an increase in the average balances of interest-earning assets of $27.6 million. The increase in net interest income was partially offset by an increase in interest expense as the average cost of funds increased 47 basis points to 1.44% for the three months ended September 30, 2019. The net interest margin decreased 36 basis points during the three months ended September 30, 2019 to 3.25% from 3.61%.

Provision for Loan Losses. Management recorded a loan loss provision of $0.1 million for both of the three-month periods ended September 30, 2019 and 2018. The allowance for loan losses was $2.8 million, or 1.13% of total gross loans at September 30, 2019, compared to $2.6 million, or 1.14% of gross loans at September 30, 2018. Net recoveries during the third quarter of 2019 were ($22,000) compared to net charge-offs of $17,000 during the third quarter of 2018. General reserves were higher at September 30, 2019, when compared to September 30, 2018, primarily due to the balances in most loan categories increasing during the twelve months ended September 30, 2019. This increase in the allowance due to loan growth was partially offset by improvements in historical loss levels. Although non-performing loans increased, the necessary reserves on non-performing loans as of September 30, 2019 were approximately $140,000 lower than they were as of September 30, 2018 due to the transfer of one non-performing loan to Foreclosed Real Estate, the charge-off of the specific reserve for another non-performing loan and an improvement in the payment status of several other non-performing loans. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.9% in LaSalle County, 4.8% in Grundy County, and 4.0% for the State of Illinois, versus the national level of 3.7%. Based on a review of the loans that were in the loan portfolio at September 30, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2019 and 2018.

	Three months ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$370	$156	$214	137.18
Gain on sale of foreclosed real estate	-	59	(59)	(100.00)
Loan origination and servicing income	292	244	48	19.67
Origination of mortgage servicing rights, net of amortization	111	4	107	2,675.00
Customer service fees	130	136	(6)	(4.41)
Increase in cash surrender value of life insurance	12	12	-	-
Gain/(Loss) on sale of repossessed assets	4	5	(1)	(20.00)
Other	42	24	18	75.00
Total other income	$961	$640	$321	50.16%

Total other income increased $0.04 million, to $1.0 million for the three months ended September 30, 2019, as compared to $0.6 million for the three months ended September 30, 2018. The increase was primarily due to an increase in gains on the sale of loans, an increase in origination of mortgage servicing rights, an increase in loan origination and servicing income and an increase in other income.  The increases in these categories was due to an increase in loan volume as well as a change in the mix in the volume of loans sold verses those being added to the portfolio.  These increases were partially offset by a decrease in gain on sale of foreclosed real estate.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2019 and 2018.

	Three months ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,393	$1,139	$254	22.30%
Directors fees	43	43	-	-
Occupancy	171	160	11	6.88
Deposit insurance premium	2	17	(15)	(88.24)
Legal and professional services	106	90	16	17.78
Data processing	186	169	17	10.06
Loan expense	201	190	11	5.79
Valuation adjustments and expenses on foreclosed real estate	20	4	16	400.00
Other	303	281	22	7.83
Total other expenses	$2,425	$2,093	$332	15.86%

Efficiency ratio (1)	74.52%	71.19%

(1) Computed as total other expenses divided by the sum of net interest income and other income.

Total other expense increased $0.3 million, or 15.9%, to $2.4 million for the three months ended September 30, 2019, as compared to $2.1 million for the three months ended September 30, 2018.  The increase was primarily due to increases in the salaries and employee benefits category due to the addition of a commercial lender and a senior credit analyst.

Income Taxes. The Company recorded income tax expense of $0.2 million for both the three-month periods ended September 30, 2019 and 2018, respectively due to similar levels of taxable and tax-exempt income in both periods.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the three months ended September 30, 2019 and 2018, respectively as follows:

	Three Months Ended
	September 30,
	2019	2018

Expected income taxes	$151,884	$164,208
Income tax effect of:
State taxes, net of federal tax benefit	34,796	47,441
Tax exempt interest	(20,370)	(19,218)
Other	12,033	(633)
	$178,343	$191,798

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

General. Net income was $1.38 million for the nine-month period ended September 30, 2019 which is a $0.05 million decrease from $1.43 million for the nine-month period ended September 30, 2018. The decrease in net income was primarily the result of total other expense and tax expense increasing more than the increase in total other income and net interest income after provision for loan losses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$8,592	$7,542	$1,050	13.92%
Securities:
Residential mortgage-backed securities	224	206	18	8.74
State and municipal securities	299	306	(7)	(2.29)
Dividends on non-marketable equity securities	19	14	5	35.71
Interest-bearing deposits	181	76	105	138.16
Total interest and dividend income	9,315	8,144	1,171	14.38
Interest expense:
Deposits	2,055	1,188	867	72.98
Borrowings	210	143	67	46.85
Total interest expense	2,265	1,331	934	70.17
Net interest income	$7,050	$6,813	$237	3.48%

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

	Nine Months Ended September 30,
	2019			2018
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$239,398	$8,592	4.78%	$218,837	$7,542	4.60%
Securities, net (2)	24,726	523	2.82%	25,287	512	2.70%
Non-marketable equity securities	861	19	2.94%	778	14	2.40%
Interest-bearing deposits	9,049	181	2.67%	5,127	76	1.98%
Total interest-earning assets	274,034	9,315	4.53%	250,029	8,144	4.34%
Non-interest-earning assets	20,072			19,501
Total assets	294,106			269,530

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$23,888	$46	0.26%	$27,290	$58	0.28%
Savings accounts	26,886	14	0.07%	26,298	14	0.07%
Certificates of Deposit accounts	111,277	1,654	1.98%	99,419	1,032	1.38%
Checking accounts	50,863	341	0.89%	38,746	84	0.29%
Advances and borrowed funds	11,860	210	2.36%	10,444	143	1.83%
Total interest-bearing liabilities	224,774	2,265	1.34%	202,197	1,331	0.88%
Non-interest-bearing liabilities	10,587			14,636
Total liabilities	235,361			216,833
Equity	58,745			52,697
Total liabilities and equity	294,106			269,530
Net interest income		$7,050			$6,813
Net interest rate spread (3)			3.19%			3.47%
Net interest margin (4)			3.43%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.92%			123.66%

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

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2019 and 2018. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2019 Compared to 2018
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	738	312	1,050
Securities, net	(12)	23	11
Non-marketable equity securities	2	3	5
Interest-bearing deposits	78	27	105
Total interest-earning assets	$806	$365	$1,171
Interest expense on
Money Market accounts	$(7)	$(5)	$(12)
Passbook accounts	0	(0)	-
Certificates of Deposit accounts	176	439	615
Checking	83	181	264
Advances and borrowed funds	25	42	67
Total interest-bearing liabilities	277	657	934
Change in net interest income	$529	$(292)	$237

Net interest income increased by $0.24 million, or 3.5%, to $7.05 million for the nine months ended September 30, 2019, from $6.81 million for the nine months ended September 30, 2018. Interest and dividend income increased $1.2 million, or 14.4%, primarily due to an increase in the average balances of interest-earning assets of $24.0 million. The increase in interest and dividend income was partially offset by an increase in interest expense as the average cost of funds increased 46 basis points to 1.34% for the nine months ended September 30, 2019. The net interest margin decreased 20 basis points, or 5.51% during the nine months ended September 30, 2019 to 3.43% from 3.63% for the nine months ended September 30, 2018.

Provision for Loan Losses. Management recorded a loan loss provision of $0.4 million for both of the nine-month periods ended September 30, 2019 and 2018. The allowance for loan losses was $2.8 million, or 1.13% of total gross loans at September 30, 2019 compared to $2.5 million, or 1.14% of gross loans at September 30, 2018. Net charge-offs during the first nine months of both 2019 and 2018 were $0.3 million. General reserves were higher at September 30, 2019, when compared to September 30, 2018, primarily due to the balances in all loan categories increasing during the twelve months ended September 30, 2019. This increase in the allowance due to loan growth was partially offset by improvements in historical loss levels. Although non-performing loans increased, the necessary reserves on non-performing loans as of September 30, 2019 were approximately $140,000 lower than they were as of September 30, 2018 due to the transfer of one non-performing loan to Foreclosed Real Estate, the charge-off of the specific reserve for another non-performing loan and an improvement in the payment status of several other non-performing loans. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 4.9% in LaSalle County, 4.8% in Grundy County, and 4.0% for the State of Illinois, versus the national level of 3.7%. Based on a review of the loans that were in the loan portfolio at September 30, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2019 and 2018.

	Nine months ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$629	$464	$165	35.56%
Gain on sale of foreclosed real estate	-	99	(99)	(100.00)
Loan origination and servicing income	646	615	31	5.04
Origination of mortgage servicing rights, net of amortization	99	27	72	266.67
Customer service fees	371	385	(14)	(3.64)
Increase in cash surrender value of life insurance	35	36	(1)	(2.78)
Gain/(Loss) on sale of repossessed assets	12	5	7	140.00
Other	88	73	15	20.55
Total other income	$1,880	$1,704	$176	10.33%

Total other income increased slightly to $1.9 million for the nine months ended September 30, 2019, as compared to $1.7 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in gains on sale of loans, an increase in the origination of mortgage servicing rights, an increase in loan origination and servicing income and an increase in other income. These increases were partially offset by a decrease in customer service fees and a decrease in gain on sale of foreclosed real estate.  Loan volume increased for the nine months ended September 30, 2019 as compared to the same period in 2018.   Additionally, the volume of loans sold increased during 2019 as less loans were kept in the portfolio.

Other Expense. The following table summarizes other expense for the nine months ended September 30, 2019 and 2018.

	Nine months ended
	September 30,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$3,680	$3,256	$424	13.02%
Directors fees	129	138	(9)	(6.52)
Occupancy	499	494	5	1.01
Deposit insurance premium	34	50	(16)	(32.00)
Legal and professional services	303	279	24	8.60
Data processing	522	485	37	7.63
Loan expense	538	553	(15)	(2.71)
Valuation adjustments and expenses on foreclosed real estate	32	25	7	28.00
Other	902	958	(56)	(5.85)%
Total other expenses	$6,639	$6,238	$401	6.43

Efficiency ratio (1)	74.34%	73.24%
(1) Computed as total other expenses divided by the sum of net interest income and total other income.

Total other expense increased $0.4 million, or 6.5%, to $6.6 million for the nine months ended September 30, 2019, as compared to $6.2 million for the nine months ended September 30, 2018.  The increase was primarily due to higher salaries and employee benefits, legal and professional fees and data processing costs. Salaries and employee benefits increased due to the addition of several individuals in the commercial loan area. These increases were offset in reductions in loan expense and other expense. The efficiency ratio increased due to increased total other expenses for the for the nine-month period ended September 30, 2019.

Income Taxes. The Company recorded income tax expense of $0.5 million for both nine-month periods ended September 30, 2019 and 2018, respectively due to similar levels of taxable and tax-exempt income in both periods.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the nine months ended September 30, 2019 and 2018, respectively as follows:

	Nine Months Ended
	September 30,
	2019	2018

Expected income taxes	$396,061	$399,475
Income tax effect of:
State taxes, net of federal tax benefit	122,609	115,708
Tax exempt interest	(59,513)	(58,296)
Other	47,250	19,775
	$506,407	$476,662

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

At September 30, 2019, the Bank had outstanding commitments to originate $4.0 million in loans, unfunded lines of credit of $14.8 million, and $6.4 million in commitments to fund construction loans. In addition, as of September 30, 2019, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $66.3 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2019, the Bank had $78.4 million of available credit from the FHLBC and there were $10.1 million in FHLBC advances outstanding. In addition, as of September 30, 2019 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin as well as a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2019, the Company had cash and cash equivalents of $10.7 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2019 of 21.59%, 20.34%, 20.34%, and 15.14%, respectively, compared to ratios at December 31, 2018 of 21.08%, 19.88%, 19.88%, and 15.16%, respectively. As of January 1, 2019, the Bank must hold 2.5% of risk-weighted assets as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. As of September 30, 2019, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2019:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
July 1-31, 2019	6,000	10.47	6,000	182,601
August 1 - 31, 2019	19,175	12.61	19,175	163,426
September 1-30, 2019	27,589	12.65	27,589	135,837
Total	52,764	12.70	52,764	135,837

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant

Date: November 14, 2019	/s/ Craig M. Hepner
Craig M. Hepner President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	/s/ Marc N. Kingry
Marc N. Kingry Chief Financial Officer (Principal Financial Officer)