Form 10-K
period 2019-12-31
Ottawa Bancorp Inc
filed 2020-03-30
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-Accelerated filer	☒	Smaller Reporting Company
		☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of June 30, 2019, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $40,782,941 (based on the last sale price of the common stock on the NASDAQ Capital Market of $13.83 per share on June 30, 2019).

The number of shares of Common Stock of the registrant issued and outstanding as of March 28, 2020 was 3,160,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2019

i

PART I

  Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2019 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, the outbreak of the coronavirus or other highly infectious or contagious disease,our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

General

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 to be the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity and unitary savings and loan holding company for Ottawa Savings Bank, a federally chartered savings bank. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock. The Company is a publicly traded banking company with assets of $300.5 million at December 31, 2019 and is headquartered in Ottawa, Illinois.

 Our business activities are primarily conducted through Ottawa Savings Bank, headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Ottawa Savings Bank conducts business from its main office in Ottawa and through its branch offices located in Marseilles and Morris, Illinois and loan production offices located in Shorewood, LaSalle and Sandwich Illinois. Ottawa Savings Bank’s market area includes LaSalle County, Grundy County and parts of contiguous counties in Illinois. On December 31, 2014, Ottawa Savings Bancorp acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into Ottawa Savings Bank, which facilitated Ottawa Savings Bank’s expansion into Grundy County.

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

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area, including a number of independent banks, and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies. The Bank believes that its long-standing presence in Ottawa, Illinois, its expansion into Grundy County as a result of the Twin Oaks acquisition, and its personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

          General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Excluding our purchased loan portfolio and except as noted below, the majority of our loans are made within our local market. However, on occasion we originate loans to borrowers outside our market area. At December 31, 2019, loans made to borrowers outside our market area totaled $34.1 million, or 13.8% of our total loan portfolio.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses.

	At December 31,
	2019		2018		2017		2016		2015
	(Dollars in Thousands)
		Percent		Percent		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
One-to-four family	$155,143	61.88%	$141,780	59.43%	$124,118	59.24%	$103,872	63.80%	$99,255	69.73%
Multi-family	5,861	2.34%	6,776	2.84%	5,664	2.70%	5,182	3.18%	3,970	2.79%
Non-residential	30,680	12.24%	35,286	14.79%	32,133	15.34%	22,560	13.85%	20,177	14.18%
Commercial	23,915	9.54%	17,242	7.23%	20,759	9.91%	16,645	10.22%	12,069	8.48%
Consumer direct	20,563	8.20%	15,390	6.45%	6,282	3.00%	2,860	1.76%	1,651	1.16%
Purchased auto	14,551	5.80%	22,080	9.26%	20,551	9.81%	11,714	7.19%	5,212	3.66%
Total loans, gross	250,713	100.00%	238,554	100.00%	209,507	100.00%	162,833	100.00%	142,334	100.00%
Allowance for loan losses	(2,937)		(2,628)		(2,472)		(2,247)		(2,224)
Total loans, net	$247,776		$235,926		$207,035		$160,586		$140,110

 Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
One-to-four family	$-	$-	$-	$-	$1,978
Multi-family	549	566	582	599	-
Non-residential	983	3,983	3,060	1,148	711
Commercial	3,387	3,574	6,750	4,814	2,922
Purchased auto loans	14,551	22,080	20,551	11,714	5,212
Total	$19,470	$30,203	$30,943	$18,275	$10,823

          Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2019. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2019
	One-to-		Non-
	four		residential		Consumer	Purchased
	Family	Multi-family	real estate	Commercial	direct	auto	Total
	(In Thousands)
Amounts due one year or less	$15,234	$-	$3,195	$6,656	$88	$131	$25,304
After one year
More than one year to three years	3,194	562	2,504	10,773	5,304	9,011	31,348
More than three years to five years	2,435	759	944	1,948	12,873	5,409	24,368
More than five years to ten years	7,275	288	6,047	3,305	2,151	-	19,066
More than ten years to twenty years	48,800	2,019	14,918	-	147	-	65,884
More than twenty years	78,205	2,233	3,072	1,233	-	-	84,743
Total due after December 31, 2020	139,909	5,861	27,485	17,259	20,475	14,420	225,409
Gross loans receivable	$155,143	$5,861	$30,680	$23,915	$20,563	$14,551	$250,713
Less:
Allowance for loan losses							2,937
Total loans, net							$247,776

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$65,118	$74,791	$139,909
Multi-family	1,194	4,667	5,861
Non-residential	11,359	16,126	27,485
Commercial	12,508	4,751	17,259
Consumer direct	20,475	-	20,475
Purchased auto	14,420	-	14,420
Total	$125,074	$100,335	$225,409

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms, however, 30 year loans may be retained. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30-year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three, five or seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties range from are 2.675% to 4.625% for the one, three, five and seven-year adjustable rate loans for non-owner occupied one-to-four family properties, respectively, at this time.

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

We also regularly make loans secured by non-owner occupied one-to-four family residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. In reaching a decision on whether to originate a non-owner occupied one-to-four family residential real estate loan, we consider the net operating income of the property, the borrower’s credit history and profitability, and the value of the underlying property. At December 31, 2019, loans secured by non-owner occupied one-to-four family properties totaled $29.2 million, or 18.8% of our total one-to-four family residential loan portfolio.

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

Our largest one-to-four family residential loan at December 31, 2019 was a loan for $3.5 million that is secured by multiple one-to-four family and condominium units, of which $3.2 million is outstanding. This loan is performing in accordance with its terms.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% or up to 95% with private mortgage insurance of the appraised value with maximum terms of 30 years. We also require periodic inspections of the property during the term of the construction. At December 31, 2019, our largest outstanding residential construction loan was for $1.2 million, of which $0.4 million was disbursed.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At December 31, 2019, our largest outstanding commercial construction loan was for $1.7 million, all of which was disbursed.

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property if we do not have a first lien. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraised value. Our land loans are adjustable rate loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the CMT plus a spread.  For adjustable rate loans in this class, the loans generally have an interest rate floor.

Our largest non-residential real estate loan at December 31, 2019 was for $1.3 million, all of which is outstanding. This loan is performing in accordance with its terms. For adjustable rate loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Consumer Loans. We offer a variety of consumer loans, which include auto, share loans and personal unsecured loans to our customer base. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of five years.

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

Purchased Auto Loans. We purchase auto loans from regulated financial institutions. At December 31, 2019 and 2018, we had $14.6 million and $22.1 million of purchased auto loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. We did not purchase any auto loans during the year ended December 31, 2019 and purchased $10.0 million of auto loans during the year ended December 31, 2018.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2019, we had an aggregate of $19.5 million in purchased loan participations outstanding, including the auto loan purchases discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2019 was a commercial loan for $3.1 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $18.9 million and $19.8 million of loans in the years ended December 31, 2019 and 2018, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended
	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Beginning balance, net	$235,926	$207,035	$160,586	$140,110	$142,501
Loans originated
One-to-four family	29,944	52,421	49,105	34,876	19,581
Multi-family	300	3,160	733	901	2,413
Non-residential	5,941	3,481	13,756	5,544	1,898
Commercial	11,461	1,322	11,080	4,288	6,352
Construction	9,903	9,681	6,577	5,199	757
Consumer direct	10,541	9,421	5,309	2,460	842
Total loans originated	68,090	79,486	86,560	53,268	31,843
Loans purchased
One-to-four family	6,604	3,844	-	-	2,000
Multi-family	-	-	-	600	-
Non-residential	-	-	2,027	1,100	-
Commercial	-	346	3,478	3,146	-
Consumer direct	1,859	3,349	-	-	-
Purchased auto	-	10,013	14,141	10,357	-
Total loans purchased	8,463	17,642	19,646	15,203	2,000
Loan sales (1)	(17,659)	(19,801)	(21,786)	(18,287)	(7,630)
Principal payments	(46,735)	(48,280)	(37,746)	(29,685)	(28,695)
Change in allowance for loan losses	(309)	(156)	(225)	(23)	91
Ending balance, net	$247,776	$235,926	$207,035	$160,586	$140,110

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $500,000. Residential loans and all commercial loans above $500,000 and up to $2 million in the aggregate to any borrower(s) must be approved by a majority of our level one loan committee. This committee consists of our President, Executive Vice-President/Chief Lending Officer and Commercial Loan Officers. For loans to any borrower(s) in the aggregate of more than $2 million up to $4 million, approval is required by a majority of our level two loan committee, which consists of specific members of the level one committee, one designated outside director and our Chairman of the Board. For loan requests above $4 million in the aggregate to any borrower(s), approval is required by a majority of the Board of Directors, as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2019, our regulatory maximum was $7.3 million.

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

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2019
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	6	$607	7	$986	13	$1,593
Multi-family	-	-	-	-	-	-
Non-residential	1	64	-	-	1	64
Commercial	1	53	-	-	1	53
Purchased auto	1	22	1	19	2	41

Total	9	$746	8	$1,005	17	$1,751

	December 31, 2018
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	8	$549	9	$788	17	$1,337
Multi-family	-	-	-	-	-	-
Non-residential	1	129	1	127	2	256
Commercial	-	-	-	-	-	-
Purchased auto	1	16	-	-	1	16

Total	10	$694	10	$915	20	$1,609

	December 31, 2017
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	10	$986	3	$100	13	$1,086
Multi-family	-	-	-	-	-	-
Non-residential	2	395	-	-	2	395
Commercial	1	10	-	-	1	10
Purchased auto	-	-	1	1	1	1

Total	13	$1,391	4	$101	17	$1,492

	December 31, 2016
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	1	$23	9	$1,089	10	$1,112
Multi-family	-	-	-	-	-	-
Non-residential	-	-	2	681	2	681
Purchased auto	-	-	1	25	1	25

Total	1	$23	12	$1,795	13	$1,818

	December 31, 2015
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$753	10	$737	15	$1,490
Multi-family	-	-	-	-	-	-
Non-residential	1	113	1	18	2	131
Purchased auto	-	-	1	3	1	3

Total	6	$866	12	$758	18	$1,624

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

On the basis of management’s review of our assets, at December 31, 2019 and 2018, we classified $0.04 million and $0.34 million, respectively, of our assets as special mention and $2.3 million and $1.5 million, respectively, of our assets as substandard. We classified none of our assets as doubtful and there were no assets classified as loss for the years ended December 31, 2019 and 2018. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The economy continued to stabilize in our market during 2019 which meant foreclosures and liquidations as a manner of reducing non-performing assets continued but at a much slower pace. This is not our primary means to resolve credit issues, however, there are certain circumstances when foreclosure and liquidations are the remedy pursued. From time to time, the Company as part of our loss mitigation strategy may renegotiate the loan terms (i.e. interest rate, structure, repayment term, A/B note format, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during 2019 and 2018. TDRs are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2019, one loan (with a balance of $0.1 million) of our 29 substandard loans (with aggregate balances of $2.3 million) was considered a TDR and was included in non-performing assets. At December 31, 2018, one loan (with a balance of $0.1 million) of our 22 substandard loans (with aggregate balances of $1.5 million) was considered a TDR and was included in non-performing assets. The TDR balance included in impaired loans was primarily a result of no new loans being downgraded to TDRs during the year.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2019	2018	2017	2016	2015
Non-accrual:		(In Thousands)
One-to-four family	$2,089	$1,049	$1,214	$2,693	$2,982
Multi-family	-	-	-	-	-
Non-residential real estate	144	455	355	2,265	2,070
Commercial	-	-	10	-	-
Purchased auto	19	-	1	24	3
Total non-accrual loans	2,252	1,504	1,580	4,982	5,055
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Lines of credit	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Total nonperforming loans	2,252	1,504	1,580	4,982	5,055
Foreclosed real estate	-	-	84	33	313
Other repossessed assets	13	79	-	2	17
Total nonperforming assets	$2,265	$1,583	$1,664	$5,017	$5,385

Ratios

	December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses as a percent of gross loans receivable	1.17%	1.10%	1.18%	1.38%	1.56%
Allowance for loan losses as a percent of total nonperforming loans	130.42%	174.73%	156.46%	45.10%	44.00%
Nonperforming loans as a percent of gross loans receivable	0.90%	0.63%	0.75%	3.06%	3.55%
Nonperforming loans as a percent of total assets	0.75%	0.51%	0.62%	2.16%	2.37%
Nonperforming assets as a percent of total assets	0.75%	0.54%	0.65%	2.18%	2.52%

The total amount of non-accrual loans increased to $2.3 million as of December 31, 2019, from $1.5 million at December 31, 2018. Total non-performing loans consist of 39 loans to 29 borrowers for the year ended December 31, 2019, as compared to 22 loans to 15 borrowers for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, gross interest income of $97,000 and $108,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no cash basis interest income on impaired loans for the years ended December 31, 2019 and 2018, respectively.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2019 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Balance at beginning of year	$2,628	$2,472	$2,247	$2,224	$2,315
Charge-offs:
One-to-four family	285	312	259	233	296
Multi-family	-	-	-	-	34
Non-residential	-	-	62	171	18
Commercial	-	-	-	-	-
Consumer	48	-	9	-	64
Purchased auto	161	166	85	109	74
	494	478	415	513	486
Recoveries:
One-to-four family	138	50	11	60	95
Multi-family	32	16	16	16	16
Non-residential real estate	-	-	8	-	-
Commercial	-	-	-	-	-
Consumer	4	16	8	8	7
Purchased auto	34	24	22	10	7
	208	106	65	94	125
Net charge-offs	285	372	350	419	361
Additions charged to operations	595	528	575	442	270
Balance at end of year	$2,937	$2,628	$2,472	$2,247	$2,224
Net charge-offs to average gross loans outstanding	0.11%	0.17%	0.18%	0.27%	0.25%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2019
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,121	72.22%	61.88%
Multi-family	24	0.82%	2.34%
Non-residential	207	7.05%	12.24%
Commercial	199	6.78%	9.54%
Consumer	192	6.54%	8.20%
Purchased auto	194	6.61%	5.80%
Total allowance for loan losses	$2,937	100.00%	100.00%

	2018
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,762	67.05%	59.43%
Multi-family	26	0.99%	2.84%
Non-residential	344	13.09%	14.79%
Commercial	135	5.14%	7.23%
Consumer	83	3.16%	6.45%
Purchased auto	278	10.58%	9.26%
Total allowance for loan losses	$2,628	100.00%	100.00%

	2017
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,477	59.75%	59.24%
Multi-family	22	0.89%	2.70%
Non-residential	371	15.01%	15.34%
Commercial	154	6.23%	9.91%
Consumer	140	5.66%	3.00%
Purchased auto	308	12.46%	9.81%
Total allowance for loan losses	$2,472	100.00%	100.00%

	2016
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,427	63.51%	63.80%
Multi-family	93	4.14%	3.18%
Non-residential	367	16.33%	13.85%
Commercial	97	4.32%	10.22%
Consumer	79	3.52%	1.76%
Purchased auto	184	8.18%	7.19%
Total allowance for loan losses	$2,247	100.00%	100.00%

	2015
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,728	77.71%	69.73%
Multi-family	142	6.38%	2.79%
Non-residential	198	8.90%	14.18%
Commercial	51	2.29%	8.48%
Consumer	37	1.66%	1.16%
Purchased auto	68	3.06%	3.66%
Total allowance for loan losses	$2,224	100.00%	100.00%

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

Total allowance for loan losses increased to $2.9 million at December 31, 2019 as compared to $2.6 million at December 31, 2018. The increase reflected an increase of $0.3 million in the general portion of the reserve while specific reserves on impaired loans were consistent between the years. Impaired loans were $2.3 million with a valuation allowance of $200,000 at December 31, 2019, as compared to $1.5 million with a valuation allowance of $217,000 at December 31, 2018. Of the $2.3 million of impaired loans at December 31, 2019, $0.2 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 4 to the Notes to the Consolidated Financial Statements). The increase in the general portion of the reserve was due primarily to balance increases in all categories of the loan portfolio. These increases to the allowance were partially off-set by improvements in historical loss levels resulting from stabilization in nonperforming asset levels and charge-off levels, off-set slightly by changes in the qualitative factors applied to reflect changes in risk.

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

At December 31, 2019, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our President and CFO are the designated investment officers and they are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of seven non-employee members of the Board of Directors , meets regularly with the President and CFO to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2019		2018		2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Available-for-sale
State and municipal securities	$13,465	$13,465	$13,187	$13,187	$13,971	$13,971
Residential mortgage-backed securities	11,051	11,051	12,347	12,347	12,075	12,075
Total available-for-sale	$24,516	$24,516	$25,534	$25,534	$26,046	$26,046

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2019
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$1,770	2.97%	$4,446	3.58%	$3,968	3.86%	$3,281	4.15%	$13,465	3.72%
Residential mortgage-backed securities	75	1.19%	10,748	2.63%	228	3.60%	-	0.00%	11,051	2.64%
Total securities available-for-sale	$1,845	2.90%	$15,194	2.91%	$4,196	3.85%	$3,281	4.15%	$24,516	3.23%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	At December 31,
	2019		2018		2017
		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$13,665	5.78%	$14,058	6.29%	$11,563	6.32%
Interest Bearing Checking	62,474	26.44%	54,292	24.30%	29,081	15.91%
Money Market accounts	22,452	9.50%	25,033	11.20%	27,560	15.08%
Savings accounts	25,008	10.58%	25,720	11.51%	25,966	14.21%
Certificates of Deposit accounts	112,715	47.70%	104,346	46.70%	88,605	48.48%
Total deposit accounts	$236,314	100.00%	$223,449	100.00%	$182,775	100.00%

Certificate Accounts, by rate
Less than 1.00%	$6,422	5.70%	$9,980	9.56%	$17,481	19.73%
1.00% to 1.99%	36,587	32.46%	53,673	51.44%	66,410	74.95%
2.00% to 2.99%	59,809	53.06%	39,114	37.49%	4,714	5.32%
3.00% to 3.99%	9,897	8.78%	1,579	1.51%	-	0.00%
Total Certificate Accounts	$112,715	100.00%	$104,346	100.00%	$88,605	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2019		2018		2017
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$10,052	0.00%	$12,210	0.00%	$10,784
Interest Bearing Checking	0.84%	43,889	0.90%	42,340	0.07%	29,048
Money Market accounts	0.26%	23,416	0.27%	26,837	0.28%	29,961
Savings accounts	0.06%	26,713	0.06%	26,148	0.06%	26,230
Certificate of Deposit accounts	2.15%	111,866	1.77%	101,025	1.20%	83,283
Total	1.34%	$215,936	1.15%	$208,560	0.69%	$179,306

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Beginning of period	$223,449	$182,775	$172,547
Net deposits (withdrawals)	10,680	39,448	9,305
Interest credited on deposit accounts	2,185	1,226	923
End of period	$236,314	$223,449	$182,775
Percent change	5.76%	22.25%	5.93%

The following table indicates the dollar amount of certificates of deposit as of December 31, 2019, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$8,307	$10,493	$6,419	$23,559	$48,777
$100,000 to $250,000	7,459	10,412	7,140	21,817	46,827
Over $250,000	3,327	1,974	1,238	10,571	17,110
Total	$19,093	$22,879	$14,797	$55,947	$112,715

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$6,264	$158	$-	$-	$-	$6,422
1.00% to 1.99%	12,016	14,658	3,176	1,990	4,747	36,587
2.00% to 2.99%	29,584	14,813	9,586	3,182	2,644	59,809
3.00% to 3.99%	8,905	249	494	-	249	9,897
Total	$56,769	$29,878	$13,256	$5,172	$7,640	$112,715

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 35% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were $9.1 million of Federal Home Loan Bank advances outstanding at December 31, 2019. At December 31, 2019, we had the ability to borrow an additional $65.8 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2019, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds.

Personnel

At December 31, 2019, we had 57 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Capital Requirements. In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements under the final rule are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation” buffer of 2.5%, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and was increased each year until it was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2019, Ottawa Savings Bank maintained 88.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2019 of $0.6 million.

Federal Reserve System. The Federal Reserve Act authorizes the Federal Reserve Board to require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2019, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; and a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. Ottawa Savings Bank complied with the foregoing requirements during 2019. On March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2016. For its 2019 fiscal year, Ottawa Savings Bank’s maximum federal income tax rate was 21%.

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

State Taxation

Ottawa Savings Bank is required to file Illinois income tax returns and pay tax at an effective tax rate of approximately 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

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

At December 31, 2019, loans secured by non-owner occupied one-to-four family residential properties totaled $29.2 million, or 18.8% of our total residential loan portfolio. We intend to continue to make loans secured by non-owner occupied one-to-four family residential properties in the future. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2019, our allowance for loan losses as a percentage of total gross loans was 1.17% and as a percentage of total non-performing loans was approximately 130.42%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2019, was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2019 and December 31, 2018-- Provision for Loan Losses.”

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2019, we had $1.7 million of net deferred tax assets. We have determined that no valuation allowance is required as of December 31, 2019, although there is no guarantee that those assets will be fully recognizable in future periods. Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. At December 31, 2019, we had federal net operating loss carry forwards of $0.4 million. The federal net operating loss carry forwards will begin to expire in 2034. Future events such as the expiration of net operating loss carry forwards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax assets. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax assets. Realization of our net deferred tax assets would significantly improve our earnings and capital.

The outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well the business and operations of the Company and the Bank. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of our key personnel necessary to conduct the business of Company and the Bank. Such a spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Fiscal challenges facing the U.S government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. Future uncertain domestic political conditions could result in the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Additionally, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

 Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2019, we held approximately 7.2% of all bank and thrift deposits in LaSalle County, which was the 5th largest market share of deposits out of 22 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 3.0% of all bank and thrift deposits which was the 8th largest market share of deposits out of 13 financial institutions (excluding credit unions). We face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

As of December 31, 2019, most of our total loans were to individuals and/or secured by properties located in our market area. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in these counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. A continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans, and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2019, we had $650,000 of goodwill and $781,000 of other intangible assets, which include core deposit intangible and mortgage servicing rights. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

At this time, it is difficult to predict the legislative and regulatory changes that will result due to the upcoming election. If a new President of the United States is elected and a change in the make-up of either the Houses of Congress, the White House and/or the House of Representatives and one or all having a majority membership from the same political party or divided between the political parties. The tone of these chambers being willing to advocate for a reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB or possibly an increase in the regulations facing financial services industry. A new Administration, Congress and/or House of Representatives may also cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, included a number of provisions that will continue to impact the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

These changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Global economic and political conditions, tariffs and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Negative economic events in other parts of the world may have a negative impact on the U.S. economy, and a severe market reaction to global economic or political conditions could have a material impact on our liquidity, financial condition, results of operations, and ability to meet regulatory requirements. Similarly, tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. Under the final rule, minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation” buffer of 2.5% and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

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

The following table sets forth certain information relating to these facilities at December 31, 2019.

		Net Book
	Year	Value at
	Opened/	December	Square	Owned/
Location	Acquired	31, 2019	Footage	Leased
925 LaSalle Street, Ottawa, IL 61350	1958	$5,836,478	21,000	Owned
125 West Bluff Street, Marseilles, IL 61341	2014	$286,302	3,286	Owned
1508 Creek Drive, Morris, IL 60450	2014	$395,142	2,729	Owned
119 Joliet Street, LaSalle, IL 61301 (1)	2018	-	350	Leased (2)
566 Brook Forest Avenue, Shorewood, IL 60404 (1)	2017	-	1,239	Leased (3)
100 South Latham Street, Sandwich, IL 60548 (1)	2018	-	850	Leased (4)
_________
(1) Denotes loan production office
(2) Lease expires in August 2020
(3) Lease expires in March 2020 (4) Lease expires in June 2020

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “OTTW”. At December 31, 2019, the Company had 304 record holders of its common stock.

Dividend Policy

The Company paid aggregate cash dividends of $0.629 per share during 2019, including a special dividend of $0.35 per share paid on April 12, 2019. We intend to pay cash dividends on a quarterly basis however, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

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

Issuer Purchases

On November 7, 2018, the Company issued a press release announcing that it had approved a stock repurchase program authorizing the purchase of 337,440 shares, representing 10% of the Company’s outstanding shares of common stock.  The stock repurchase program was approved in connection with the expiration of the Company’s previously approved stock repurchase program, which occurred on November 15, 2018.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the year ended December 31, 2019:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
October 1-31, 2019	3,290	$13.09	3,290	132,547
November 1-30, 2019	3,330	13.80	3,330	129,217
December 1-31, 2019	6,960	13.92	6,960	122,257
Total	13,580	$13.69	13,580	122,257

Equity Compensation Plans

The following table sets forth information as of December 31, 2019 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be issued upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	of Outstanding Options,	Plans (Excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	7,500	3.57	328,503
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	7,500	5.82	328,503

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2019	2018	2017
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$300,532	$292,836	$255,400
Loans, net (1)	247,776	235,926	207,035
Securities available for sale	24,516	25,534	26,046
Deposits	236,314	223,449	182,775
Stockholders' Equity	50,711	52,824	53,102
Book Value per common share	$16.05	$15.73	$15.38
Tangible Book Value per common share (2)	$15.79	$15.47	$15.11

(1)	Net of undisbursed portion of construction loans, deferred loan (costs) fees, and allowance for loan losses.
(2)	Non-GAAP measure. Excludes goodwill and core deposit intangible.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$12,517	$11,099	$9,634
Total interest expense	3,100	1,981	1,045
Net interest income	9,417	9,118	8,589
Provision for loan losses	595	528	575
Other income	2,471	2,283	2,209
Other expense	8,630	8,200	7,905
Income tax expense	726	679	1,504
Net income	$1,937	$1,994	$814
Basic earnings per share	$0.62	$0.62	$0.25
Diluted earnings per share	$0.61	$0.62	$0.25
Dividends per share	$0.629	$0.265	$0.16

	At or for the Years Ended
	December 31,
	2019	2018	2017
Performance Ratios:
Return on average assets	0.65%	0.73%	0.34%
Return on average stockholders' equity	3.29	3.77	1.55
Average stockholders' equity to average assets	19.86	19.29	21.66
Stockholders' equity to total assets at end of period	16.87	18.04	20.79
Net interest rate spread (1)	3.17	3.39	3.70
Net interest margin (2)	3.41	3.57	3.84
Average interest-earning assets to average interest-bearing liabilities	121.54	123.14	128.39
Other expense to average assets	2.91	2.99	3.26
Efficiency ratio (3)	72.59	71.92	72.96
Dividend payout ratio	101.45	42.74	64.00
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	22.21	21.08	22.52
Tier 1 core capital (to risk-weighted assets)	20.96	19.88	21.27
Common equity Tier 1 (to risk-weighted assets)	20.96	19.88	21.27
Tier 1 leverage (to adjusted total assets)	15.00	15.16	16.21
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.11	0.16	0.18
Allowance for loan losses to gross loans outstanding	1.17	1.10	1.18
Non-performing loans to gross loans (4)	0.90	0.63	0.75
Non-performing assets to total assets (4)	0.75	0.54	0.65
Other Data:
Number of full-service offices	3	3	3

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

The Company's total assets increased $7.7 million, or 2.63%, to $300.5 million at December 31, 2019, from $292.8 million at December 31, 2018. The increase was primarily due to an increase of $11.9 million in the net loan portfolio, an increase in time deposits of $3.0 million and an increase in loans held for sale of $1.2 million. These increases were partially offset by a decrease in cash and cash equivalents of $4.1 million, a decrease in federal funds sold of $1.5 million, a decrease in securities available for sale of $1.0 million and an overall $1.8 million decrease in the remaining other asset categories.

Cash and cash equivalents decreased $2.4 million, or 48.8%, to $4.3 million at December 31, 2019 from $8.4 million at December 31, 2018, primarily as a result of cash used in investing activities of $10.8 million exceeding cash provided by financing activities of $5.1 million and cash provided by operating activities of $3.3 million. The cash used in investing activities includes the purchases of available for sale securities of $3.1 million, increases in time deposits of $1.2 million, increase in loans of $12.9 million, purchase of property and equipment of $0.1 million, partially offset by sales, calls, maturities and paydowns of available for sale securities of $4.5 million, proceeds on sale of OREO of $0.2 million, decrease in federal funds sold of $1.5 million and proceeds on sale of repossessed assets of $0.3 million. The net cash provided by financing activities includes proceeds from Federal Home Loan Bank advances of $11.5 million and increases in deposits of $12.9 million, partially offset by a principal reduction in Federal Home Loan Bank advances of $14.5 million, shares repurchased and cancelled of $2.9 million and dividends paid of $1.9 million.

Federal funds sold decreased approximately $1.5 million, or 26.3%, to $4.2 million at December 31, 2019 from $5.7 million at December 31, 2018.

Securities available for sale decreased $1.0 million, or 3.9%, to $24.5 million at December 31, 2019 from $25.5 million at December 31, 2018. The decrease was primarily due to sales, calls and maturities of $1.4 million and pay-downs of $3.1 million, offset by $3.1 million in purchases. The remaining decreases were attributable to net amortization/accretion of premiums and discounts, and changes in unrealized gains/losses.

Loans, net of the allowance for loan losses, increased $11.9 million, or 5.0%, to $247.8 million at December 31, 2019 from $235.9 million at December 31, 2018. The increase in loans, net of the allowance for loan losses, was primarily due to a $13.4 million increase in one-to-four family loans, a $6.6 million increase in commercial loans and a $5.1 million increase in consumer direct loans. The increases were offset by decreases of $1.0 million in multi-family loans, $4.7 million in non-residential real estate loans and $7.5 million in purchased auto loans. The changes above are net of normal pay-downs and principal reductions.

Total deposits increased $12.9 million, or 5.8%, to $236.3 million at December 31, 2019 from $223.4 million at December 31, 2018. The increase is primarily due to an increase in certificates of deposit of $8.4 million, or 8.0%, and an increase in checking balances of $7.8 million, or 11.4%, partially offset by a decrease in money market balances of $2.6 million, or 10.3% and savings accounts of$0.7 million or 2.8% from December 31, 2018 to December 31, 2019. The increase in certificates of deposit is primarily due to management’s continued efforts to strategically price interest rates to position the Bank for changes in interest rate environment, and customers seeking short-term products as they determine where to invest during the current rate environment.

FHLB advances decreased $3.0 million, to $9.1 million at December 31, 2019 compared to $12.1 million at December 31, 2018.

Stockholders’ equity decreased $2.1 million to $50.7 million at December 31, 2019 from $52.8 million at December 31, 2018. The decrease reflects $2.8 million used to repurchase and cancel 204,448 outstanding shares of Company common stock and the payment of $1.9 million in cash dividends. The decreases were partially offset by an increase of $0.4 million in other comprehensive income due to an increase in the fair value of securities available for sale, net income of $1.9 million for the year ended December 31, 2019 and proceeds from stock options exercised, equity incentive plan shares issued and the allocation of ESOP shares totaling $0.3 million.

Comparison of Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

General. Net income for the year ended December 31, 2019 decreased approximately $0.1 million, or 2.9%, to $1.9 million compared to net income of $2.0 million for the year ended December 31, 2018. The decrease in net income was primarily the result of total other expense and tax expense increasing more than the increase in total other income and net interest income after provision for loan losses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$11,541	$10,229	$1,312	12.83%
Securities:
Mortgage-backed and related securities	295	281	$14	4.98
State and municipal securities	400	409	$(9)	(2.20)
Non-marketable equity securities	26	25	$1	4.00
Interest-bearing deposits	255	155	$100	64.52
Total interest and dividend income	12,517	11,099	1,418	12.78

Interest expense:
Deposits	2,823	1,762	$1,061	60.22
Borrowings	277	218	$58	26.48
Total interest expense	3,100	1,981	1,119	56.49
Net interest income	$9,417	$9,118	$299	3.28%

Net interest income increased by $0.3 million, or 3.3%, to $9.4 million for the year ended December 31, 2019, from $9.1 million for the year ended December 31, 2018. Interest and dividend income increased $1.4 million, or 12.8%, primarily due to an increase in the average balances of interest-earning assets of $21.3 million. The increase in net interest income was partially offset by an increase in interest expense as the average cost of funds increased 40 basis points to 1.36% for the year ended December 31, 2019. The net interest margin decreased by 16 basis points, or 4.48% to 3.41% during the year ended December 31, 2019.

Provision for Loan Losses. Management recorded a provision for loan losses of $0.6 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. The allowance for loan losses was $2.9 million, or 1.17% of total gross loans at December 31, 2019 compared to $2.6 million, or 1.10% of gross loans at December 31, 2018. Net charge-offs were $0.3 million for the year ended December 31, 2019 compared $0.4 million for the year ended December 31, 2018. General reserves were higher at December 31, 2019, when compared to December 31, 2018, primarily due to the balances in all loan categories increasing during the year ended December 31, 2019. This increase in the allowance due to loan growth was partially offset by improvements in historical loss levels. Although non-performing loans increased, the necessary reserves on non-performing loans as of December 31, 2019 were approximately $17,000 lower than they were as of December, 2018 due to the transfer of one non-performing loan to foreclosed real estate, the charge-off of the specific reserve for a non-performing loan, improvements in the payment status of several other non-performing loans and the new loans added not requiring as large of specific reserves as those removed. Management’s assessment of risk in the portfolio is reflected in the qualitative factors, as discussed on pages 11 and 12. Based on a review of the loans that were in the loan portfolio at December 31, 2019, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans, net	$759	$585	$174	29.74%
Gain on sale of foreclosed real estate	16	116	(100)	(86.21)
Gain on sale of repossessed assets	19	5	14	280.00
Loan origination and servicing income	949	858	91	10.61
Origination of mortgage servicing rights, net of amortization	88	23	65	282.61
Customer service fees	473	528	(55)	(10.42)
Increase in cash surrender value of life insurance	48	48	-	-
Other	119	120	(1)	(0.83)
Total other income	$2,471	$2,283	$188	8.23%

The increase in total other income was primarily due to an increase in gains on sale of loans, an increase in the origination of mortgage servicing rights, and an increase in loan origination and servicing income all of which were primarily the result of increased loan volume in 2019. These increases were partially offset by a decrease in customer service fees and a decrease in gain on sale of foreclosed real estate.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$4,730	$4,295	$435	10.13%
Directors fees	172	181	$(9)	(4.97)
Occupancy	683	638	$45	7.05
Deposit insurance premium	34	66	$(32)	(48.48)
Legal and professional services	326	388	$(62)	(15.98)
Data processing	682	665	$17	2.56
Loan expense	718	725	$(7)	(0.97)
Valuation adjustments and expenses on foreclosed real estate	35	26	$9	34.62
Other	1,250	1,216	$34	2.80
Total other expenses	$8,630	$8,200	$430	5.24%

Efficiency ratio (1)	72.59	71.92

(1) Computed as other expenses divided by the sum of net interest income and other income.

Total other expense increased $0.4 million, or 5.2%, to $8.6 million for the year December 31, 2019, as compared to $8.2 million for the year ended December 31, 2018. The increase was primarily due to higher salaries and employee benefits, occupancy, data processing and other costs. These increases were offset slightly by reductions in loan expense, deposit insurance premiums, and legal and professional fees.

Income Taxes. The Company recorded income tax expense of approximately $0.7 million for both of the years ended December 31, 2019 and 2018.

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

	Year Ended December 31,
	2019			2018			2017
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$24,749	$695	2.81%	$25,277	$690	2.73%	$37,149	$914	2.46%
Loans receivable, net (2)	240,855	11,541	4.79%	221,885	10,229	4.61%	183,508	8,678	4.73%
Non-marketable equity securities	852	26	3.05%	776	25	3.22%	766	12	1.57%
Other investments	9,970	255	2.56%	7,222	155	2.15%	2,476	30	1.21%
Total interest-earning assets	276,426	$12,517	4.53%	255,160	$11,099	4.35%	223,899	$9,634	4.30%
Non-interest-earning assets	19,926			19,336			18,778
TOTAL ASSETS	$296,352			$274,496			$242,677

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$23,416	$61	0.26%	$26,837	$75	0.28%	$29,961	$74	0.25%
Savings accounts	26,713	19	0.07%	26,148	19	0.07%	26,229	19	0.07%
Certificates of Deposit accounts	111,866	2,252	2.01%	101,025	1,484	1.47%	83,283	854	1.03%
Checking accounts	53,941	491	0.91%	42,340	185	0.44%	29,047	16	0.06%
Advances and borrowed funds	11,496	277	2.41%	10,856	218	2.01%	5,866	82	1.40%
Total interest-bearing liabilities	227,432	3,100	1.36%	207,206	1,981	0.96%	174,386	1,045	0.60%
Non-interest-bearing liabilities	10,052			14,239			15,736
TOTAL LIABILITIES	237,484			221,445			190,122
EQUITY	58,868			52,961			52,555
TOTAL LIABILITIES AND EQUITY	$296,352			$274,406			$242,677
NET INTEREST INCOME		$9,417			$9,118			$8,589
NET INTEREST RATE SPREAD (3)			3.17%			3.39%			3.70%
NET INTEREST MARGIN (4)			3.41%			3.57%			3.84%
RATIO OF AVERAGE INTEREST- EARNING ASSETS TO AVERAGE
INTEREST-BEARING LIABILITIES			121.54%			123.14%			128.39%

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

	Year Ended December 31,
	2019 COMPARED TO 2018			2018 COMPARED TO 2017
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(15)	$20	$5	$(324)	$100	$(224)
Loans receivable, net	909	403	1,312	1,771	(220)	1,551
Non-marketable equity securities	2	(1)	1	-	13	13
Other investments	70	30	100	102	23	125
Total interest-earning assets	$967	$451	$1,418	$1,544	$(84)	$1,465

Interest expense on
Money Market accounts	$(9)	$(5)	$(14)	$(9)	$9	$-
Certificates of Deposit accounts	218	550	768	265	365	630
Checking accounts	106	200	306	60	109	169
Borrowed funds	15	44	59	101	36	137
Total interest-bearing liabilities	331	788	1,119	417	519	936
Change in net interest income	$636	$(337)	$299	$1,132	$(603)	$529

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

	Year Ended December 31, 2019
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+400	$50,495	$(9,984)	-16.51%	18.10%	(150)
+300	53,847	(6,632)	-10.97%	18.80%	(90)
+200	56,692	(3,787)	-6.26%	19.30%	(40)
+100	58,984	(1,495)	-2.47%	19.60%	(10)
0	60,479	-	-	19.70%	-
-100	60,976	497	0.82%	19.40%	(30)
-200	61,980	1,501	2.48%	19.40%	-

	Year Ended December 31, 2018
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+400	$54,362	$(10,286)	-15.91%	20.30%	(150)
+300	57,194	(7,454)	-11.53%	20.80%	(120)
+200	60,293	(4,355)	-6.74%	21.40%	(60)
+100	62,977	(1,671)	-2.58%	21.80%	(20)
0	64,648	-	-	22.00%	-
-100	65,327	679	1.05%	21.80%	(20)
-200	65,301	(26)	-0.04%	21.40%	(40)

The table above indicates that at December 31, 2019, in the event of a 100-basis point increase in interest rates, we would experience a decrease of approximately 2.5% in net portfolio value. In the event of a 200-basis point increase in interest rates, we would experience a decrease of approximately 6.3% in net portfolio value. For a 300-basis point increase in interest rates, we would experience a decreased value of approximately 10.9% in net portfolio value. In the event of a 400-basis point increase in interest rates, we would experience a decrease of approximately 16.5% in net portfolio value. In the event of a 100-basis point decrease in interest rates, we would experience an increase of approximately 0.8% in net portfolio value. In the event of a 200-basis point decrease in interest rates, we would experience an increase of approximately 2.5% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 6.13% for the year ended December 31, 2019 compared to 5.00% for the year ended December 31, 2018. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2019 and 2018, our loan originations totaled $68.1 million and $79.5 million, respectively. For the year ended December 31, 2019, we purchased loans totaling $8.5 million, compared to the purchase of loans totaling $17.6 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, we received $18.4 million and $20.4 million, respectively, from the sale of loans, resulting in gains of $0.8 million and $0.6 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $4.5 million and $4.3 million for the years ended December 31, 2019 and 2018 respectively. We purchased $3.1 million and $4.2 million in securities for the years ended December 31, 2019 and 2018, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Lending Activities.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased $12.9 million for the year ended December 31, 2019 and increased $40.6 million for the year ended December 31, 2018. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $65.8 million and $74.6 million from the FHLBC as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. Additionally, at December 31, 2019 and 2018, we had a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds. There were $9.1 million and $12.1 million, respectively of Federal Home Loan Bank advances at December 31, 2019 and 2018 and no Federal Funds purchased outstanding at December 31, 2019 and 2018.

At December 31, 2019, we had outstanding commitments to originate loans of $6.9 million, unfunded commitments under lines of credit of $14.1 million, unfunded commitments on construction loans of $5.0 million, and $10.0 thousand unfunded standby letters of credit. At December 31, 2019, certificates of deposit scheduled to mature in less than one year totaled $56.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2019, the Company had liquid assets of $2.2 million.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on its financial condition, results of operations or cash-flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the guidance on January 1, 2019 and the standard did not have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The impact of adopting this ASU did not have an effect as our current bond accounting is consistent with the requirements of this guidance.

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

The information required by this Item 8 is contained on pages F-1 through F-50 of this Form 10-K.

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

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2020 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the caption “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Securities Authorized for Issuance under Equity Compensation Plans. The information required in response to this item is included in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and is incorporated herein by reference.

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

3.2	Bylaws of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

4.0	Form of Stock Certificate of Ottawa Bancorp, Inc. (incorporated by reference to Exhibit 4.0 to Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed on June 6, 2016)

4.1	Description of Common Stock

10.1

Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.2

Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.3

Ottawa Bancorp, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Registration Statement on Form S-1 (File No. 333-211860) initially filed with the Securities and Exchange Commission on June 6, 2016) *

10.4

Ottawa Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-37914) filed with the Securities and Exchange Commission on April 11, 2018) *

10.5

Change in Control Agreement by and between Ottawa Savings Bank, Ottawa Bancorp, Inc. and Craig M. Hepner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37914) filed with the Securities and Exchange Commission on October 4, 2019) *

10.6

Change in Control Agreement by and between Ottawa Savings Bank, Ottawa Bancorp, Inc. and Marc N. Kingry (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37914) filed with the Securities and Exchange Commission on October 4, 2019) *

10.7

Change in Control Agreement by and between Ottawa Savings Bank, Ottawa Bancorp, Inc. and Mark M. Stoudt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37914) filed with the Securities and Exchange Commission on October 4, 2019) *

21.0	Subsidiaries

23.1	Consent of RSM US, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income; (iv) the Condensed Statements of Stockholders' Equity; (V) The Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control – Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, is effective.

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

December 31, 2019

Ottawa Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Ottawa Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ottawa Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 30, 2020

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018
Assets
Cash and due from banks	$5,272,925	$2,416,568
Interest bearing deposits	765,486	6,013,890
Total cash and cash equivalents	6,038,411	8,430,458
Time deposits	1,483,500	250,000
Federal funds sold	4,185,000	5,663,000
Securities available for sale	24,515,759	25,533,767
Loans, net of allowance for loan losses of $2,937,632 and $2,627,738 at December 31, 2019 and 2018, respectively	247,775,814	235,926,419
Loans held for sale	1,225,526	-
Premises and equipment, net	6,517,922	6,621,080
Accrued interest receivable	875,104	824,542
Deferred tax assets	1,743,161	1,898,141
Cash surrender value of life insurance	2,389,530	2,341,453
Goodwill	649,869	649,869
Core deposit intangible	169,999	228,000
Other assets	2,962,101	4,469,350
Total assets	$300,531,696	$292,836,079
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$13,664,986	$14,057,719
Interest bearing	222,648,518	209,390,810
Total deposits	236,313,504	223,448,529
Accrued interest payable	8,146	5,648
FHLB advances	9,068,030	12,087,152
Other liabilities	4,431,141	4,470,384
Total liabilities	249,820,821	240,011,713
Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 3,159,494 and 3,358,922 shares issued at December 31, 2019 and 2018, respectively	$31,594	$33,589
Additional paid-in-capital	32,845,639	35,579,606
Retained earnings	18,938,633	18,859,232
Unallocated ESOP shares	(1,398,600)	(1,576,616)
Unearned management recognition plan shares	(30,944)	(40,361)
Accumulated other comprehensive income (loss)	324,553	(31,084)

Total stockholders' equity	50,710,875	52,824,366
Total liabilities and stockholders' equity	$300,531,696	$292,836,079

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2019 and 2018

	2019	2018
Interest and dividend income:
Interest and fees on loans	$11,540,665	$10,229,270
Securities:
Residential mortgage-backed and related securities	295,450	281,418
State and municipal securities	399,547	408,467
Dividends on non-marketable equity securities	25,786	24,535
Interest-bearing deposits	255,664	155,322
Total interest and dividend income	12,517,112	11,099,012
Interest expense:
Deposits	2,822,675	1,762,113
Borrowings	277,051	218,512
Total interest expense	3,099,726	1,980,625
Net interest income	9,417,386	9,118,387
Provision for loan losses	595,000	527,500
Net interest income after provision for loan losses	8,822,386	8,590,887
Other income:
Gain on sale of loans, net	759,015	584,929
Gain on sale of foreclosed real estate	16,128	116,295
Loan origination and servicing income	949,439	858,087
Origination of mortgage servicing rights, net of amortization	87,895	23,230
Customer service fees	472,973	527,739
Increase in cash surrender value of life insurance	48,077	47,653
Gain on sale of repossessed assets	18,502	4,917
Other	118,604	119,977
Total other income	2,470,633	2,282,827
Other expenses:
Salaries and employee benefits	4,729,967	4,295,121
Directors fees	172,000	180,750
Occupancy	683,060	637,872
Deposit insurance premium	33,565	66,010
Legal and professional services	326,100	388,199
Data processing	682,547	664,601
Loan expense	718,198	725,125
Valuation adjustments and expenses on foreclosed real estate	34,714	26,102
Other	1,250,018	1,216,412
Total other expenses	8,630,169	8,200,192
Income before income tax expense	2,662,850	2,673,522
Income tax expense	725,503	679,216
Net income	$1,937,347	$1,994,306
Basic earnings per share	$0.62	$0.62
Diluted earnings per share	$0.62	$0.62
Dividends per share	$0.629	$0.265

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019 and 2018

	2019	2018
Net income	$1,937,347	$1,994,306
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	497,429	(256,890)
Other comprehensive income (loss), before tax	497,429	(256,890)
Income tax expense (benefit) related to items of other comprehensive (loss) income	141,792	(73,227)
Other comprehensive income (loss), net of tax	355,637	(183,663)
Comprehensive income	$2,292,984	$1,810,643

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2019 and 2018

						Accumulated
		Additional		Unallocated	Unearned	Other
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Total
Balance, December 31, 2017	$34,518	$36,949,508	$17,720,962	$(1,754,632)	$-	$152,579	$53,102,935
Net income	-	-	1,994,306	-	-	-	1,994,306
Other comprehensive (loss)	-	-	-	-	-	(183,663)	(183,663)
Allocation of 18,779 of ESOP shares	-	80,341	-	178,016	-	-	258,357
Compensation expense on MRP awards granted	-	-	-	-	28,888	-	28,888
Grant of 5,250 MRP shares	53	69,196	-	-	(69,249)	-	-
RRP options exercised	204	118,862	-	-	-	-	119,066
Cash dividends paid, $0.265 per share	-		(856,036)	-	-	-	(856,036)
Repurchase 118,621 shares	(1,186)	(1,638,301)	-	-	-	-	(1,639,487)
Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366
Net income	-	-	1,937,347	-	-	-	1,937,347
Other comprehensive income	-	-	-	-	-	355,637	355,637
Allocation of 18,780 of ESOP shares	-	73,345	-	178,016	-	-	251,361
Compensation expense on MRP awards granted	-	-	-	-	9,417	-	9,417
Grant of 2,520 MRP shares	25	34,625	-	-	-	-	34,650
RRP options exercised	25	8,900	-	-	-	-	8,925
Cash dividends paid, $0.629 per share	-		(1,857,946)	-	-	-	(1,857,946)
Repurchase 204,448 shares	(2,045)	(2,850,837)	-	-	-	-	(2,852,882)
Balance, December 31, 2019	$31,594	$32,845,639	$18,938,633	$(1,398,600)	$(30,944)	$324,553	$50,710,875

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities
Net income	$1,937,347	$1,994,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,913	245,762
Provision for loan losses	595,000	527,500
Provision for deferred income taxes	13,188	45,576
Net amortization of premiums and discounts on securities	138,521	217,838
Origination of mortgage loans held for sale	(18,884,798)	(19,301,192)
Proceeds from sale of mortgage loans held for sale	18,418,287	20,385,496
Gain on sale of loans	(759,015)	(584,929)
Origination and purchase of mortgage servicing rights, net of amortization	(87,895)	(22,128)
Gain on sale of foreclosed real estate	(16,128)	(116,295)
Gain on sale of repossessed assets, net	18,502	(4,917)
Compensation expense on ESOP shares released	251,361	258,357
ESOP Compensation Expense	9,417	-
Compensation expense on MRP options granted	34,650	28,888
Amortization of core deposit intangible	58,001	58,000
Amortization of fair value adjustments on acquired:
Loans	17,580	26,904
Federal Home Loan Bank Advances	4,371	5,014
Increase in cash surrender value of life insurance	(48,077)	(47,653)
Change in assets and liabilities:
Increase in accrued interest receivable	(50,562)	(30,093)
Increase (decrease) in other assets	1,496,144	(262,729)
Increase (decrease) in accrued interest payable and other liabilities	(36,745)	59,003
Net cash provided by operating activities	3,325,062	3,482,708
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,100,784)	(4,223,564)
Sales, calls, maturities and paydowns	4,477,700	4,260,744
Sale of non-marketable equity securities	-	149,266
Net increase in time deposits	(1,233,500)	-
Net increase in loans	(12,852,175)	(29,717,439)
Net decrease (increase) in federal funds sold	1,478,000	(4,724,000)
Proceeds from sale of foreclosed real estate	212,128	247,408
Proceeds from sale of repossessed assets	274,698	121,973
Purchase of property and equipment	(112,755)	(196,754)
Net cash used in investing activities	(10,856,688)	(34,082,366)
Cash Flows from Financing Activities
Net increase in deposits	12,864,975	40,673,905
Proceeds from Federal Home Loan Bank advances	11,500,000	9,750,000
Principal reduction of Federal Home Loan Bank advances	(14,523,493)	(12,773,149)
Proceeds from stock options exercised	8,925	119,066
Shares repurchased and cancelled	(2,852,882)	(1,639,487)
Dividends paid	(1,857,946)	(856,036)
Net cash provided by financing activities	5,139,579	35,274,299
Net (decrease) increase in cash and cash equivalents	(2,392,047)	4,674,641
Cash and cash equivalents:
Beginning of period	8,430,458	3,755,817
End of period	$6,038,411	$8,430,458

Ottawa Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2019 and 2018

	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,820,177	$1,757,126
Interest paid on borrowings	277,050	218,512
Income taxes paid, net of refunds received	448,000	766,077
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	196,000	109,000
Other assets acquired in settlement of loans	194,200	207,507
Sale of foreclosed real estate through loan origination	-	44,800

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Entity structure

Ottawa Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2016 as the successor to Ottawa Savings Bancorp, Inc. (“Ottawa Savings Bancorp”) upon completion of the second-step conversion of Ottawa Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Ottawa Savings Bancorp MHC was the former mutual holding company for Ottawa Savings Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Ottawa Savings Bancorp MHC merged into Ottawa Savings Bancorp (and ceased to exist), and Ottawa Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on October 11, 2016, at which time the Company sold, for gross proceeds of $23.8 million, a total of 2,383,950 shares of common stock at $10.00 per share, including 190,716 shares purchased by the Bank’s employee stock ownership plan. Capital increased an additional $126,000 due to cash contributed by Ottawa Savings Bancorp MHC upon merging into Ottawa Savings Bancorp, Inc. Also, as part of the second-step conversion, treasury shares held by Ottawa Savings Bancorp, Inc. were retired and each of the existing outstanding shares of Ottawa Savings Bancorp common stock owned by persons other than Ottawa Savings Bancorp MHC was converted into 1.1921 of a share of Company common stock.

On December 31, 2014, Ottawa Savings Bancorp completed a merger with Twin Oaks Savings Bank (“Twin Oaks”), whereby Twin Oaks was merged with and into the Bank, with the Bank as the surviving institution. As a result of the Merger, Ottawa Savings Bancorp increased its market share in the LaSalle County market and expanded into Grundy County.

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Marseilles, and Morris, Illinois areas, which are primarily agricultural areas consisting of several rural communities with small to medium sized businesses. The Bank’s primary source of revenue is interest and fees related to single-family residential loans to middle-income individuals and interest and fees related to commercial loans to small businesses.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks and interest bearing deposits, including cash items in process of clearing. Cash flows from loans, deposits, time deposits and federal funds sold or purchased are treated as net increases or decreases in the statement of cash flows.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

 Time deposits

Time deposits held at other financial institutions are carried at cost and include any time deposits with an original maturity of greater than three months. Time deposits held at other financial institutions with an original maturity of less than three months were $1,483,500 as of December 31, 2019 and are included in cash and cash equivalents. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on time deposits.

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

Non-marketable equity securities

Nonmarketable equity securities, consisting primarily of the Bank’s investment in the Federal Home Loan Bank of Chicago stock, is carried at cost within other assets and periodically evaluated for impairment.

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

          Non-residential real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for non-residential real estate loans generally includes the underlying real estate and improvements and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of non-residential real estate (non-residential real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees as support for repayment.

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

The Company hires an independent firm to perform a loan review every 12 months to validate the risk ratings on selected commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions.

Generally, the Company’s one-to-four family real estate loans conform to the underwriting standards of Freddie Mac and Fannie Mae which would allow the Company the ability to sell the loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one, three or five-year increments and retains those in its portfolio. The board approved lending policy establishes minimum appraisal and credit underwriting guidelines, The Company also participates with the USDA Rural Development Company to offer loans to qualifying borrowers. USDA guaranteed loans are granted up to 100% of the appraised value and the USDA guarantees up to 90% of the loan. These loans typically require no down payment, but are subject to maximum income limitations.

The Company also originates loans for multi-family dwellings. These loans follow board and regulatory approved underwriting guidelines similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for multi-family real estate loans generally includes the underlying real estate and improvements and may include additional assets of the borrower. The board approved lending policy specifies maximum loan-to-value limits based on the type of property. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. The policy also specifies minimum ongoing credit administration procedures including the collection of financial statements, tax returns and rent rolls when applicable. Additionally, the Company will take personal guarantees and cross collateralize other assets of the guarantors as support for repayment.

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

Mortgage Partnership Finance Program

In 2018, the Company began participating in the Mortgage Partnership Finance (“MPF”) Program of the Federal Home Loan Bank of Chicago (“FHLBC”).  The program is intended to provide member institutions with an alternative to holding fixed-rate mortgage in their loan portfolios or selling in the secondary market. The Company participates in the MPF Program by either originating individual loans on a “flow” basis as an agent for the FHLBC pursuant to the “MPF Original Program” and the “MPF 125 Program” or by selling, as a principal, closed loans owned by the Company to the FHLBC pursuant to one of the FHLBC’s closed loan programs.  Under the MPF Program, credit risk is shared by the Company and the FHLBC by structuring the loss exposure in several layers, with the Company being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLBC, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk by a rating agency.  The Company may also be liable for certain first layer losses after a specified period of time.  The Company received credit enhancement fees from the FHLBC for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans.  The Company does not retain the servicing rights of these loans.

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

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

The Company had no foreclosed residential real estate property as of December 31, 2019 and 2018. There were two residential real estate loan in the process of foreclosure as of December 31, 2019, totaling $607,268 and one residential real estate loan in the process of foreclosure as of December 31, 2018, totaling $276,815.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2016 and the years prior.

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

	Years
Buildings	5	-	50
Furniture and equipment	3	-	39

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

Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2019, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

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

Estimated future amortization expense on core deposit intangible is shown in the table below:

Year Ending December 31,	Amount
2020	38,000
2021	38,000
2022	38,000
2023	38,000
Thereafter	17,999
$169,999

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (Continued)

	Years ended December 31,
	2019	2018
Net income available to common stockholders	$1,937,347	$1,994,306
Basic potential common shares:
Weighted average shares outstanding	3,253,484	3,401,565
Weighted average unvested MRP shares	(2,624)	-
Weighted average unallocated ESOP shares	(150,283)	(168,768)
Basic weighted average shares outstanding	3,100,577	3,232,797

Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	47	12
Weighted average RRP options outstanding	5,488	8,313
Dilutive weighted average shares outstanding	3,106,112	3,241,121
Basic earnings per share	$0.62	$0.62
Diluted earnings per share	$0.62	$0.62

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the guidance on January 1, 2019 and the standard did not have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. ASU 2017-08 requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this ASU are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The impact of adopting this ASU did not have an effect as our current bond accounting is consistent with the requirements of this guidance.

Subsequent events

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.  The economic uncertainties that have arisen will likely have a negative impact on net interest income.  Other financial impacts could occur though such potential impact is unknown at this time.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 2.  Restrictions on Cash and Amounts Due from Banks

At December 31, 2019 and December 31, 2018, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Note 3.  Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019:
Available for Sale
State and municipal securities	$13,126,074	$339,243	$-	$13,465,317
Residential mortgage-backed securities	10,935,731	144,845	30,136	$11,050,442
	$24,061,805	$484,088	$30,136	$24,515,759

December 31, 2018:
Available for Sale
State and municipal securities	$13,092,077	$116,127	$21,416	$13,186,788
Residential mortgage-backed securities	12,485,167	59,282	197,470	12,346,979
	$25,577,244	$175,409	$218,886	$25,533,767

At December 31, 2019 and December 31, 2018, there were no pledged securities.

The amortized cost and fair value at December 31, 2019, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$372,480	$373,288
Due after three months through one year	1,383,663	1,397,096
Due after one year through five years	4,340,262	4,446,310
Due after five years through ten years	3,847,841	3,967,774
Due after ten years	3,181,828	3,280,849
Residential mortgage-backed securities	10,935,731	11,050,442
	$24,061,805	$24,515,759

There were no proceeds from the sale of securities for the years ended December 31, 2019 and December 31, 2018 respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.  Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Securities Available for Sale
Residential mortgage-backed securities	$1,912,778	$6,049	$2,943,044	$24,087	$4,855,822	$30,136
	$1,912,778	$6,049	$2,943,044	$24,087	$4,855,822	$30,136

December 31, 2018
Securities Available for Sale
State and municipal securities	$1,831,305	$9,610	$1,345,990	$11,806	$3,177,295	$21,416
Residential mortgage-backed securities	2,865,546	25,266	6,034,053	172,204	8,899,599	197,470
	$4,696,851	$34,876	$7,380,043	$184,010	$12,076,894	$218,886

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

At December 31, 2019, 15 securities had unrealized losses with aggregate depreciation of 0.62% from their amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2019.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,	December 31,
	2019	2018
Mortgage loans:
One-to-four family	$155,143,081	$141,779,340
Multi-family	5,861,428	6,776,424
Total mortgage loans	161,004,509	148,555,764

Other loans:
Non-residential	30,679,614	35,286,236
Commercial loans	23,915,335	17,241,698
Consumer direct	20,562,789	15,390,263
Purchased auto	14,551,199	22,080,196
Total other loans	89,708,937	89,998,393
Gross loans	250,713,446	238,554,157
Less: Allowance for loan losses	(2,937,632)	(2,627,738)
Loans, net	$247,775,814	$235,926,419

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the years ended December 31, 2019 and 2018:

	2019	2018
Balance, beginning of year	$93,427	$144,528
Payment activity	(28,389)	(60,413)
Advance on lines of credit	100,000	-
Accretion into interest income	280	9,312
	$164,758	$93,427

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $448,000 and $432,000 as of December 31, 2019, and December 31, 2018, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the years ended December 31, 2019 and 2018:

	2019	2018
Balance, beginning of year	$280	$9,592
Accretion into interest income	(280)	(9,312)
	$-	$280

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2019	2018
Purchased auto loans	$-	$10,012,800

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment as of or for the years ended December 31, 2019 and 2018:

December 31, 2019	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738
Provision charged to income	505,357	(34,149)	(136,253)	63,400	152,566	44,079	595,000
Loans charged off	(284,980)	-	-	-	(47,898)	(161,332)	(494,210)
Recoveries of loans previously charged off	138,969	31,920	-	-	4,206	34,009	209,104
Balance at end of period	$2,121,082	$24,333	$207,410	$198,565	$191,821	$194,421	$2,937,632

Period-end amount allocated to:
Loans individually evaluated for impairment	$90,359	$-	$-	$-	$-	$9,595	$99,954
Loans acquired with deteriorated credit quality	100,172	-	-	-	-	-	100,172
Loans collectively evaluated for impairment	1,930,551	24,333	207,410	198,565	191,821	184,826	2,737,506
Balance at end of period	$2,121,082	$24,333	$207,410	$198,565	$191,821	$194,421	$2,937,632

December 31, 2018	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,477,419	$21,970	$371,093	$153,596	$140,269	$308,099	$2,472,446
Provision charged to income	546,217	(11,295)	(27,430)	(18,431)	(72,930)	111,369	527,500
Loans charged off	(312,175)	-	-	-	-	(166,021)	(478,196)
Recoveries of loans previously charged off	50,275	15,887	-	-	15,608	24,218	105,988
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

Period-end amount allocated to:
Loans individually evaluated for impairment	$160,822	$-	$38,674	$-	$-	$-	$199,496
Loans acquired with deteriorated credit quality	17,817	-	-	-	-	-	17,817
Loans collectively evaluated for impairment	1,583,097	26,562	304,989	135,165	82,947	277,665	2,410,425
Balance at end of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018:

December 31, 2019	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$1,724,694	$-	$343,720	$-	$-	$19,190	$2,087,604
Loans acquired with deteriorated credit quality	164,758	-	-	-	-	-	164,758
Loans collectively evaluated for impairment	153,253,629	5,861,428	30,335,894	23,915,335	20,562,789	14,532,009	248,461,084
Ending Balance	$155,143,081	$5,861,428	$30,679,614	$23,915,335	$20,562,789	$14,551,199	$250,713,446

December 31, 2018	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$955,317	$-	$455,196	$-	$-	$-	$1,410,513
Loans acquired with deteriorated credit quality	93,427	-	-	-	-	-	93,427
Loans collectively evaluated for impairment	140,730,596	6,776,424	34,831,040	17,241,698	15,390,263	22,080,196	237,050,217
Ending Balance	$141,779,340	$6,776,424	$35,286,236	$17,241,698	$15,390,263	$22,080,196	$238,554,157

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

The following table presents loans individually evaluated for impairment, including loans acquired with deteriorated credit quality, by class of loans, at December 31, 2019 and 2018:

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,889,452	$1,357,280	$532,172	$1,889,452	$190,531	$1,298,425
Multi-family	-	-	-	-	-	-
Non-residential	343,720	343,720	-	343,720	-	377,632
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	19,190	-	19,190	19,190	9,595	5,736
	$2,252,362	$1,701,000	$551,362	$2,252,362	$200,126	$1,681,793

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,048,744	$427,825		$1,048,744	$178,639	$1,074,284
Multi-family	-	-	-	-	-	-
Non-residential	455,196	141,804	313,392	455,196	38,674	366,226
Commercial	-	-	-	-	-	1,282
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	5,708
	$1,503,940	$569,629	$934,311	$1,503,940	$217,313	$1,447,500

The Company recognized no cash basis interest income on impaired loans for the years ended December 31, 2019 and 2018.

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

Impaired loans at December 31, 2019 included one loan of approximately $60,000 whose term had been modified in a troubled debt restructuring, compared to one loan of $70,000 at December 31, 2018. The amount of TDR loans included in impaired loans decreased approximately $10,000 as a result of payments. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

There were no loan modifications during the year ended December 31, 2019 and 2018 that were classified as troubled debt restructurings.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2019 and 2018:

December 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,889,452	$-
Multi-family	-	-
Non-residential	343,720	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	19,190	-
	$2,252,362	$-

December 31, 2018	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,048,744	$-
Multi-family	-	-
Non-residential	455,196	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$1,503,940	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2019 and 2018:

December 31, 2019	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,635,464	$607,023	$986,029	$4,228,516	$150,914,565	$155,143,081
Multi-family	104,716	-	-	104,716	5,756,712	5,861,428
Non-residential	272,138	64,116	-	336,254	30,343,360	30,679,614
Commercial	368,448	52,629	-	421,077	23,494,258	23,915,335
Consumer direct	29,243	-	-	29,243	20,533,546	20,562,789
Purchased auto	64,489	21,673	19,190	105,352	14,445,847	14,551,199
	$3,474,498	$745,441	$1,005,219	$5,225,158	$245,488,288	$250,713,446

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

December 31, 2018	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,293,142	$549,331	$788,127	$2,630,600	$139,148,740	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	1,413,392	129,464	127,464	1,670,320	33,615,916	35,286,236
Commercial	3,989	-	-	3,989	17,237,709	17,241,698
Consumer direct	9,044	-	-	9,044	15,381,219	15,390,263
Purchased auto	31,671	16,069	-	47,740	22,032,456	22,080,196
	$2,751,238	$694,864	$915,591	$4,361,693	$234,192,464	$238,554,157

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.  Loans and Allowance for Loan Losses (Continued)

As of December 31, 2019 and 2018, the risk category of loans by class is as follows:

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,089,454	$40,429	$1,889,452	$-	$124,123,746	$155,143,081
Multi-family	-	-	-	-	5,861,428	5,861,428
Non-residential	30,335,894	-	343,720	-	-	30,679,614
Commercial	23,915,335	-	-	-	-	23,915,335
Consumer direct	-	-	-	-	20,562,789	20,562,789
Purchased auto	-	-	19,190	-	14,532,009	14,551,199
Total	$83,340,683	$40,429	$2,252,362	$-	$165,079,972	$250,713,446

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,653,633	$335,758	$1,048,744	$-	$110,741,205	$141,779,340
Multi-family	-	-	-	-	6,776,424	6,776,424
Non-residential	34,831,040	-	455,196	-	-	35,286,236
Commercial	17,241,698	-	-	-	-	17,241,698
Consumer direct	-	-	-	-	15,390,263	15,390,263
Purchased auto	-	-	-	-	22,080,196	22,080,196
Total	$81,726,371	$335,758	$1,503,940	$-	$154,988,088	$238,554,157

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability. Loans to directors, principal officers, and their immediate families at December 31, 2019 and 2018 were $33,292 and $22,000 respectively.

Note 5.  Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $83,307,285 and $73,390,811 at December 31, 2019 and 2018, respectively. The carrying value of mortgage servicing rights associated with loans serviced for others included in other assets on the consolidated balance sheets, as of December 31, 2019 and 2018, was $534,646 and $446,751, respectively.

Note 6.  Accrued Interest Receivable

Accrued interest receivable at December 31, 2019 and 2018, are summarized as follows:

	2019	2018
State and municipal securities	$111,607	$114,424
Residential mortgage-backed securities	32,907	38,805
Loans	730,590	671,313
	$875,104	$824,542

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 7.  Premises and Equipment

Premises and equipment at December 31, 2019 and 2018, are summarized as follows:

	2019	2018
Cost:
Land	$2,190,649	$2,190,649
Buildings	7,561,302	7,427,612
Furniture and equipment	1,499,063	1,519,998
	11,251,014	11,138,259
Less: Accumulated depreciation	4,733,092	4,517,179
	$6,517,922	$6,621,080

Note 8.  Deposits

Deposits at December 31, 2019 and 2018, are summarized as follows:

	2019		2018
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$13,664,986	5.78%	$14,057,719	6.29%

Interest bearing checking	62,473,596	26.44%	54,292,074	24.30%
Money market	22,452,316	9.50%	25,032,543	11.20%
Savings	25,008,034	10.58%	25,719,932	11.51%
Certificates of deposit	112,714,572	47.70%	104,346,261	46.70%
Interest bearing	222,648,518	94.22%	209,390,810	93.71%
Total	$236,313,504	100.00%	$223,448,529	100.00%

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2019	2018
Money market	$60,802	$75,107
Savings	18,742	18,854
Certificates of deposit	2,252,016	1,483,780
Interest bearing checking	491,115	184,372
	$2,822,675	$1,762,113

Deposits from directors, principal officers, and their immediate families at December 31, 2019 and 2018 were $2,990,865 and $2,458,030 respectively.

The aggregate amount of public deposits at December 31, 2019 and 2018 was $36,835,122 and $24,778,080, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $63.9 million and $56.3 million at December 31, 2019 and 2018, respectively. Of these certificates of deposit, there was approximately $17.1 million and $17.0 million at December 31, 2019 and 2018, respectively with minimum denominations of $250,000.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8.  Deposits (Continued)

At December 31, 2019, scheduled maturities of certificates of deposit are as follows:

2020	$56,769,146
2021	29,877,614
2022	13,255,921
2023	5,171,822
2024	7,640,069
$112,714,572

The Company held brokered deposits of approximately $20.8 million and $21.1 million, respectively at December 31, 2019 and 2018. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $1,950 were recognized for the years ended December 31, 2019 and 2018, respectively.

Note 9. Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the FHLBC and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2019, we had the ability to borrow $65.8 million from the FHLBC. In addition, as of December 31, 2019, the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds and $5.0 million of available credit from Midwest Independent Bank to purchase federal funds. There were Federal Home Loan Bank advances outstanding of approximately $9.1 million and $12.1 million, respectively at December 31, 2019 and 2018. There were no Federal Funds purchased outstanding at December 31, 2019 or 2018.

A summary of outstanding advances is as follows:

	December 31,
	2019	2018

Matured 03/15/2019 at 2.42%, fixed	$-	$1,500,000
Matured 04/01/2019 at 2.00%, fixed	-	499,272
Matured 08/30/2019 at 1.56%, fixed	-	3,000,000
Matured 12/16/2019 at 2.08%, fixed	-	2,000,000
Matures 03/22/2021 at 3.03%, fixed	1,000,000	1,000,000
Matures 09/21/2021 at 3.07%, fixed	1,000,000	1,000,000
Matures 03/21/2022 at 3.09%, fixed	1,000,000	1,000,000
Matures 09/21/2022 at 3.11%, fixed	1,000,000	1,000,000
Matures 10/03/2022 at 1.48%, fixed	68,030	87,880
Matures 03/21/2023 at 3.15%, fixed	500,000	500,000
Matures 09/21/2023 at 3.18%, fixed	500,000	500,000
Matures 08/28/2024 at 1.59%, fixed	1,500,000	-
Matures 08/28/2029 at 1.93%, fixed	1,500,000	-
Matures 10/23/2029 at 1.96%, fixed	1,000,000	-
	$9,068,030	$12,087,152

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2019, 18,780 shares, with an average fair value of $13.38 per share were committed to be released, resulting in ESOP compensation expense of $251,361 as compared to 18,779 shares, with an average fair value of $13.76 per share were committed to be released, resulting in ESOP compensation expense of $258,357 for 2018.

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

	December 31,
	2019	2018
Shares allocated	141,831	123,051
Shares withdrawn from the plan	(28,365)	(28,278)
Unallocated shares	139,860	158,639
Total ESOP shares	253,326	253,412
Fair value of unallocated shares	$1,934,264	$2,114,657

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 4.5 percent ratably over the remaining years to the date when each executive is first eligible for benefits.  The recorded SERP liability included in other liabilities on the consolidated balance sheets was $590,953 and $541,392 as of ended December 31, 2019 and 2018, respectively. The SERP compensation charged to expense totaled $75,252 and ($3,367) for the years ended December 31, 2019 and 2018, respectively.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a six-year period. Employer contribution expense was $189,624 and $162,090 for the years ended December 31, 2019 and 2018, respectively.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2019 and 2018 were $75,884 and $73,409, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,780,544 and $1,538,862 at December 31, 2019 and 2018, respectively. Additionally, in November 2018, the Board approved a cash payment to the Nonqualified Deferred Compensation plan of $33,000 on behalf of the President.

Director retirement plan

The Bank has, as a result of the Twin Oaks merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees.  Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger, with ten years of payments guaranteed.  Three of the former members are retired and collecting benefit payments. Two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire.  As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $305,400 and $285,053 as of December 31, 2019 and 2018, respectively.  This is an unfunded plan.

Director retirement plan valuation

	December 31,
	2019	2018
Number of participants:
Retirees	3	3
Active directors - not yet eligible	2	2
Total	5	5

Obligations and funded status:

	Years ended December 31,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$285,053	$311,283
Service cost	-	-
Interest cost	12,000	12,000
Actuarial gain/(loss)	30,847	(14,345)
Benefits paid	(22,500)	(23,885)
Assumed liability	-	-
Benefit obligation at end of year	$305,400	$285,053

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Change in plan assets
Employer contributions	$22,500	$23,885
Benefits paid	(22,500)	(23,885)
Fair value of plan assets at year end	-	-

Funded status	(285,053)	(270,708)
Actuarial loss	(20,347)	(14,345)
Net amount recognized	$(305,400)	$(285,053)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2019	2018
Accumulated post-retirement benefit obligation:
Active participants	$(128,469)	$(106,093)
Retired participants including beneficiaries	(176,931)	(164,615)
Total	(305,400)	(270,708)
Plan assets at fair value	-	-
Funded status	(285,053)	(270,708)
Actuarial gain	(20,347)	(14,345)
(Accrued) cost included in other liabilities	$(305,400)	$(285,053)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2019	2018
Service cost	$-	$-
Interest cost	12,000	12,000
Amortization net gain	(20,347)	(14,345)
Net benefit	$(8,347)	$(2,345)

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions. In March 2019, the Board approved the termination of this plan as of December 31, 2019.

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Post-retirement health benefits valuation

	December 31,
	2019	2018
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	-
Active employees - not yet eligible	2	2
Termination of Plan	(5)	-
Total	-	5

Obligations and funded status:

	Years ended December 31,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$303,220	$293,449
Service cost	-	16,589
Interest cost	-	11,560
Actuarial (gain)	-	(14,989)
Plan amendments	-	-
Benefits paid	-	(7,533)
Retiree contributions	-	4,144
Termination of plan	(303,200)	-
Benefit obligation at end of year	-	303,220

Change in plan assets
Employer contributions	3,203	3,389
Retiree contributions	3,767	4,299
Benefits paid	(6,970)	(7,533)
Fair value of plan assets at year end	-	-

Funded status	(298,921)	(303,220)
Actuarial (gain) loss	(4,299)	4,299
Termination of Plan	303,200	-
Net amount recognized	$-	$(298,921)

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2019	2018
Accumulated post-retirement benefit obligation:
Retirees	$-	$(59,636)
Active employees - fully eligible	-	-
Active employees - not yet eligible	-	(239,285)
Total	-	(298,921)
Plan assets at fair value	-	-
Funded status	-	(303,220)
Actuarial (gain)	-	4,299
(Accrued) cost included in other liabilities	$-	$(298,921)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2019	2018
Service cost	$-	$16,589
Interest cost	-	11,560
Amortization net gain	-	(40,096)
Net cost (benefit)	$-	$(11,947)

Note 11.  Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2018 Equity Incentive Plan, 333,753 shares were authorized by the Company in May, 2018. Additionally, 30,000 of incentive stock options were also authorized. Granted shares vest in equal installments over a five-year period, with ownership of the share transferring to the recipient upon vesting. During 2019, there were 2,520 shares granted all of which vested immediately. There were 5,250 shares granted in 2018. Of these, 2,190 vested immediately. As of December 31, 2019, there were 2,445 shares not yet vested. At December 31, 2018, there were 3,060 shares not yet vested.

A summary of the status of the MRP stock awards is as follows:

		Weighted
		Average Grant
		Date Fair
Year ended December 31, 2019	Shares	Value
Outstanding and non-vested at beginning of year	$3,060	$13.19
Granted	2,520	13.75
Vested and transferred to recipients	(3,135)	13.63
Outstanding and non-vested at end of year	2,445	13.19

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

		Weighted
		Average Grant
		Date Fair
Year ended December 31, 2018	Shares	Value
Outstanding and non-vested at beginning of year	-	$-
Granted	5,250	13.19
Vested and transferred to recipients	(2,190)	13.19
Outstanding and non-vested at end of year	3,060	$13.19

At December 31, 2019 there were 3,135 shares vested and 2,445 shares not vested. Therefore, there was $30,944 of future compensation cost related to non-vested shares not yet recognized at December 31, 2019. The Company recognized compensation expense of $44,067 for the year ended December 31, 2019. For December 31, 2018, there were 2,190 shares vested and 3,060 shares not vested. Therefore, there was $40,361 of future compensation cost related to non-vested shares not yet recognized at December, 2018. The Company recognized compensation expense of approximately $29,000 for the year ended December 31, 2018.

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

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2019 and 2018.

 A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2019	Shares	Price	Term (years)	Value
Outstanding at beginning of year	10,000	$3.57	2.88	$97,600
Forfeited	-	-	-	-
Granted	-	-	-	$-
Exercised	(2,500)	$3.57		$25,650

Outstanding at end of year	7,500	$3.57	1.88	$76,950
Exercisable at year end	7,500	$3.57	1.88	$76,950

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2018	Shares	Price	Term (years)	Value
Outstanding at beginning of year	30,491	$5.08	2.92	$285,522
Forfeited	-	-	-	-
Granted	-	-		$-
Exercised	(20,491)	$5.81		$163,905

Outstanding at end of year	10,000	$3.57	2.88	$97,600
Exercisable at year end	10,000	$3.57	2.88	$97,600

Note 12.  Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2019	2018
Federal:
Current	$437,095	$363,531
Deferred	26,658	71,504
	463,753	435,035
State:
Current	275,220	270,109
Deferred	(13,470)	(25,928)
	261,750	244 181
	$725,503	$679,216

	Years Ended December 31,
	2019	2018

Expected income taxes	$559,199	$561,440
Income tax effect of:
State taxes, net of federal tax benefit	206,783	192,903
Tax exempt interest	(79,712)	(77,569)
Other	39,233	2,442
	$725,503	$679,216

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12.  Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2019	2018
Deferred tax assets
Unrealized loss on securities available for sale	$-	$12,393
Employee benefit plans	814,181	842,860
Allowance for loan losses	837,225	748,905
Net operating loss carryforwards	89,940	135,576
Loans	71,588	76,599
Purchase accounting - acquisition expenses	75,064	82,570
Other	89,910	108,505
	1,977,908	2,007,408
Deferred tax liabilities
Unrealized gain on securities available for sale	(129,399)	-
Prepaid expenses	(30,808)	(27,229)
MRP compensation	(12,561)	-
Origination of mortgage servicing rights	(13,522)	(17,048)
Core deposit intangible	(48,457)	(64,990)
	(234,747)	(109,267)
Net deferred tax asset	$1,743 161	$1,898,141

Stockholders’ equity at December 31, 2019 and 2018 includes approximately $2.3 million for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $646,000 at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company had federal net operating loss carry forwards of approximately $0.4 million and $0.6 million, respectively. Per Internal Revenue Code Section 382 limitations, our use of the acquired federal net operating loss carry forward of approximately $0.4 million at December 31, 2019 is limited to approximately $0.2 million per year until fully realized. The federal net operating loss carry forwards will begin to expire in 2034.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2019, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13.      Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%. Management believes as of December 31, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2019, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018, are presented below:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adequacy With		Prompt Corrective
	Actual		Purposes:		Capital Buffer:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:	(Dollars in thousands)
Total Risk-Based Capital (to risk-weighted assets)	$48,411	22.210%	$17,438	8.000%	$21,906	10.500%	$21,797	10.000%
Tier I Capital (to risk-weighted assets)	$45,684	20.959%	$13,078	6.000%	$18,527	8.500%	$17,438	8.000%
Common Equity Tier I (to risk-weighted assets)	$45,684	20.959%	$9,809	4.500%	$15,258	7.000%	$14,168	6.500%
Tier I Leverage (to adjusted total assets)	$45,684	14.997%	$12,185	4.000%	$12,185	4.000%	$15,231	5.000%
December 31, 2018:
Total Risk-Based Capital (to risk-weighted assets)	$45,968	21.081%	$17,445	8.000%	$21,533	9.875%	$21,806	10.000%
Tier I Capital (to risk-weighted assets)	$43,340	19.875%	$13,083	6.000%	$17,172	7.875%	$17,445	8.000%
Common Equity Tier I (to risk-weighted assets)	$43,340	19.875%	$9,813	4.500%	$13,901	6.375%	$14,174	6.500%
Tier I Leverage (to adjusted total assets)	$43,340	15.158%	$11,437	4.000%	$11,437	4.000%	$14,296	5.000%

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

				Range of rates
	Variable rate	Fixed rate	Total	on fixed rate commitments
As of December 31, 2019:
Commitments to originate loans	$6,186,780	$753,600	$6,940,380	3.75%	-	6.375%
Unfunded commitments on construction loans	656,247	4,304,146	4,960,393	3.50%	-	5.00%
Unfunded commitments under lines of credit	14,126,052	-	14,126,052		-
	20,969,079	5,057,746	26,026,825
Standby letters of credit	-	10,000	10,000
	$20,969,079	$5,067,746	$26,036,825
As of December 31, 2018:
Commitments to originate loans	$615,000	$5,142,737	$5,757,737	3.65%	-	8.25%
Unfunded commitments on construction loans	5,618,741	1,614,824	7,233,565	2.75%	-	5.13%
Unfunded commitments under lines of credit	15,501,253	-	15,501,253		-
	21,734,994	6,757,561	28,492,555
Standby letters of credit	-	-	-
	$21,734,994	$6,757,561	$28,492,555

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the approximately $14.1 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2019 and 2018.

				Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,465,317	$-	$13,465,317
Residential mortgage-backed securities available for sale	-	11,050,442	-	11,050,442
	$-	$24,515,759	$-	$24,515,759

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$13,186,788	$-	$13,186,788
Residential mortgage-backed securities available for sale	-	12,346,979	-	12,346,979
	$-	$25,533,767	$-	$25,533,767

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018.

				Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$12,926	$12,926
Impaired loans, net	-	-	351,236	351,236

				Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Foreclosed real estate	$-	$-	$78,926	$78,926
Impaired loans, net	-	-	841,522	841,522

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

December 31, 2019
Foreclosed assets	$12,926	Appraisal of collateral	Appraisal adjustments	(50)%	to	(76)%
Impaired loans, net	$287,815	Appraisal of collateral	Appraisal adjustments		(46.67)%
Impaired loans, net	$63,421	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2018
Foreclosed assets	$78,926	Appraisal of collateral	Appraisal adjustments	(36)%	to	(49)%
Impaired loans, net	$662,799	Appraisal of collateral	Appraisal adjustments	(44)%	to	(69)%
Impaired loans, net	$54,199	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

Note 16. Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying	December 31, 2019 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,038,411	$6,038,411	$-	$-	$6,038,411
Time deposits	1,483,500	1,483,500	-	-	1,483,500
Federal funds sold	4,185,000	4,185,000	-	-	4,185,000
Securities	24,515,759	-	24,515,759	-	24,515,759
Net loans	247,775,814	-	-	248,373,122	248,373,122
Loans held for sale	1,225,526	-	1,225,526	-	1,225,526
Accrued interest receivable	875,104	875,104	-	-	875,104
Mortgage servicing rights	534,646	-	-	534,646	534,646
Financial Liabilities:
Non-interest bearing deposits	13,664,986	13,664,986	-	-	13,664,986
Interest bearing deposits	222,648,518	-	-	226,125,337	226,125,337
Accrued interest payable	8,146	8,146	-	-	8,146
FHLB advances	9,068,030	-	9,158,597	-	9,158,597

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (continued)

	Carrying	December 31, 2018 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$8,430,458	$8,430,458	$-	$-	$8,430,458
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	5,663,000	5,663,000	-	-	5,663,000
Securities	26,302,888	-	26,302,888	-	26,302,888
Net loans	235,926,419	-	-	232,996,807	232,996,807
Accrued interest receivable	824,542	824,542	-	-	824,542
Mortgage servicing rights	446,375	-	-	446,375	446,375
Financial Liabilities:
Non-interest bearing deposits	14,057,719	14,057,719	-	-	14,057,719
Interest bearing deposits	209,390,810	-	-	209,576,569	209,576,569
Accrued interest payable	5,648	5,648	-	-	5,648
FHLB advances	12,087,152	-	12,136,386	-	12,136,386

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

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2019	2018
Balance sheets
Assets:
Interest bearing deposits	$2,434,794	$6,958,943
Equity in net assets of Ottawa Savings Bank	46,828,871	44,187,104
ESOP note receivable	1,451,262	1,630,875
Other assets	(4,052)	47,444
Total assets	$50,710,875	$52,824,366
Stockholders' Equity	50,710,875	52,824,366
Total liabilities and stockholders' equity	$50,710,875	$52,824,366

	Years Ended December 31,
	2019	2018
Statements of operations
Equity in net income of subsidiary	$1,990,700	$2,062,622
Interest income	69,003	68,665
Operating income	2,059,703	2,131,287
Other expenses	143,628	163,798
Income before income tax benefit	1,916,075	1,967,489
Income tax (benefit)	(21,272)	(26,817)
Net income	$1,937,347	$1,994,306

Ottawa Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Parent Only Financial Statements (continued)

Statement of cash flows
Operating activities:
Net income	$1,937,347	$1,994,306
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	51,496	(33,424)
Undistributed net income of subsidiary	(1,990,700)	(2,062,622)
Net cash used in operating activities	(1,857)	(101,740)
Investing activities:
Payments received on ESOP notes receivable	179,613	171,717
Net cash provided by investing activities	179,613	171,717
Financing activities:
Options exercised	8,925	119,066
Shares repurchased and cancelled	(2,852,882)	(1,639,487)
Dividends paid	(1,857,946)	(856,036)
Net cash (used in) financing activities	(4,701,903)	(2,376,457)
Net (decrease) in cash and cash equivalents	(4,524,147)	(2,306,480)
Cash and cash equivalents:
Beginning of period	6,958,943	9,265,423
End of period	$2,434,796	$6,958,943

Supplemental Disclosures of Cash Flow Information
Cash paid for taxes, net of refunds received	$(33,000)	$(40,808)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC.

Date: March 30, 2020	By:	/s/ CRAIG M. HEPNER
Craig M. Hepner
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ CRAIG M. HEPNER	President, Chief Executive Officer and	March 30, 2020
Craig M. Hepner	Director (principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer (principal	March 30, 2020
Marc N. Kingry	accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 30, 2020
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 30, 2020
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 30, 2020
Arthur C. Mueller

/s/ JOHN M. ARMSTRONG	Director	March 30, 2020
John M. Armstrong

S-1

/s/ THOMAS M. ADLER	Director	March 30, 2020
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 30, 2020
William J. Kuiper

/s/ JON L. KRANOV	Director	March 30, 2020
Jon L. Kranov

S-2