Form 10-Q
period 2020-03-31
Ottawa Bancorp Inc
filed 2020-05-15
CIK 1675192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2020
Common Stock, $0.01 par value	3,121,035

OTTAWA BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2020

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA BANCORP, INC.

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$10,671,653	$5,272,925
Interest bearing deposits	4,309,495	765,486
Total cash and cash equivalents	14,981,148	6,038,411
Time deposits	745,500	1,483,500
Federal funds sold	2,027,000	4,185,000
Securities available for sale	22,898,813	24,515,759
Loans, net of allowance for loan losses of $3,357,596 and $2,937,632
at March 31, 2020 and December 31, 2019, respectively	250,324,233	247,775,814
Loans held for sale	-	1,225,526
Premises and equipment, net	6,449,871	6,517,922
Accrued interest receivable	816,995	875,104
Deferred tax assets	1,806,616	1,743,161
Cash surrender value of life insurance	2,402,228	2,389,530
Goodwill	649,869	649,869
Core deposit intangible	160,499	169,999
Other assets	3,812,100	2,962,101
Total assets	$307,074,872	$300,531,696

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$17,366,843	$13,664,986
Interest bearing	225,061,788	222,648,518
Total deposits	242,428,631	236,313,504
Accrued interest payable	89,832	8,146
FHLB advances	13,569,123	9,068,030
Other liabilities	2,229,358	4,431,141
Total liabilities	258,316,944	249,820,821

Stockholders' Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 3,119,598 and 3,159,494 shares issued at March 31, 2020 and December 31, 2019, respectively	31,190	31,594
Additional paid-in-capital	32,263,029	32,845,639
Retained earnings	17,770,596	18,938,633
Unallocated ESOP shares	(1,366,815)	(1,398,600)
Unearned management recognition plan shares	(66,982)	(30,944)
Accumulated other comprehensive income	126,910	324,553
Total stockholders' equity	48,757,928	50,710,875
Total liabilities and stockholders' equity	$307,074,872	$300,531,696

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Interest and dividend income:
Interest and fees on loans	$2,909,081	$2,860,592
Securities:
Residential mortgage-backed and related securities	67,230	82,461
State and municipal securities	95,944	97,411
Dividends on non-marketable equity securities	6,590	6,434
Interest-bearing deposits	40,148	45,378
Total interest and dividend income	3,118,993	3,092,276
Interest expense:
Deposits	730,819	608,390
Borrowings	61,896	72,701
Total interest expense	792,715	681,091
Net interest income	2,326,278	2,411,185
Provision for loan losses	450,000	130,000
Net interest income after provision for loan losses	1,876,278	2,281,185
Other income:
Gain on sale of loans	107,067	84,957
Gain on sale of securities, net	857	-
Loan origination and servicing income	114,958	154,283
Origination of mortgage servicing rights, net of amortization	(10,443)	(9,690)
Customer service fees	106,840	115,866
Increase in cash surrender value of life insurance	12,699	11,934
Gain/(Loss) on sale of repossessed assets, net	16,031	(748)
Other	37,673	21,762
Total other income	385,682	378,364
Other expenses:
Salaries and employee benefits	1,264,646	1,098,588
Directors fees	43,000	43,000
Occupancy	178,525	170,950
Deposit insurance premium	-	17,100
Legal and professional services	104,622	95,535
Data processing	223,273	186,588
Loan expense	134,350	164,412
Valuation adjustments and expenses on foreclosed real estate	559	5,584
Other	211,665	282,887
Total other expenses	2,160,640	2,064,614
Income before income tax expense	101,320	594,935
Income tax expense	15,364	194,865
Net income	$85,956	$400,070
Basic earnings per share	$0.029	$0.130
Diluted earnings per share	$0.029	$0.130
Dividends per share	$0.418	$0.060

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$85,956	$400,070
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(276,443)	167,621
Other comprehensive income (loss) , before tax	(276,443)	167,621
Income tax benefit related to items of other comprehensive income (loss)	(78,800)	(22,994)
Other comprehensive (loss) income, net of tax	(197,643)	190,615
Comprehensive (loss) income	$(111,687)	$590,685

See accompanying notes to these unaudited consolidated financial statements.

Ottawa Bancorp, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$33,589	$35,579,606	$18,859,232	$(1,576,616)	$(40,361)	$(31,084)	$52,824,366
Net income	-	-	400,070	-	-	-	400,070
Other comprehensive income	-	-	-	-	-	190,615	190,615
Allocation 4,694 of ESOP shares	-	19,595	-	44,504	-	-	64,099
Compensation expense on MRP awards amortized	-	-	-	-	3,363	-	3,363
RRP options exercised	25	8,900	-	-	-	-	8,925
Cash dividends paid, $0.06 per share	-	-	(201,110)	-	-	-	(201,110)
Repurchase 24,963 shares	(249)	(347,331)	-	-	-	-	(347,580)
Balance, March 31, 2019	$33,365	$35,260,770	$19,058,192	$(1,532,112)	$(36,998)	$159,531	$52,942,747

Balance, December 31, 2019	$31,594	$32,845,639	$18,938,633	$(1,398,600)	$(30,944)	$324,553	$50,710,875
Net income	-	-	85,956	-	-	-	85,956
Other comprehensive income	-	-	-	-	-	(197,643)	(197,643)
Allocation 3,179 of ESOP shares	-	8,528	-	31,785	-	-	40,313
MRP awards granted	30	38,671	-	-	(38,701)	-	-
Compensation expense on MRP awards granted	-	-	-	-	2,663	-	2,663
RRP options exercised	38	13,351	-	-	-	-	13,389
Cash dividends paid, $0.418 per share	-	-	(1,253,993)	-	-	-	(1,253,993)
Repurchase 47,249 shares	(472)	(643,160)	-	-	-	-	(643,632)
Balance, March 31, 2020	$31,190	$32,263,029	$17,770,596	$(1,366,815)	$(66,982)	$126,910	$48,757,928

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net income	$85,956	$400,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,704	72,630
Provision for loan losses	450,000	130,000
Provision for deferred income taxes	15,345	73,647
Net amortization of premiums and discounts on securities	29,843	37,107
Origination of mortgage loans held for sale	(4,102,640)	(2,596,655)
Proceeds from sale of mortgage loans held for sale	5,435,233	2,431,107
Gain on sale of loans, net	(107,067)	(84,957)
Origination of mortgage servicing rights, net of amortization	10,443	9,690
Gain on sale of securities, net	(857)	-
Loss on sale of repossessed assets, net	16,031	-
MRP compensation expense	2,633	3,363
ESOP compensation expense	40,313	64,099
Amortization of core deposit intangible	9,500	14,500
Amortization of fair value adjustments on acquired:
Loans	4,325	4,538
Federal Home Loan Bank Advances	1,093	1,093
Increase in cash surrender value of life insurance	(12,698)	(11,934)
Change in assets and liabilities:
Increase in accrued interest receivable	58,109	(16,463)
(Increase) decrease in other assets	(891,078)	167,016
Increase in accrued interest payable and other liabilities	(2,120,096)	256,109
Net cash (used in) provided by operating activities	(1,004,908)	954,960
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(167,148)	-
Sales, calls, maturities and paydowns	1,478,665	1,194,282
Net increase in loans	(3,030,244)	(251,876)
Net decrease in time deposits	738,000	-
Net decrease in federal funds sold	2,158,000	1,254,000
Proceeds from sale of repossessed assets	42,105	114,444
Purchase of premises and equipment	(2,653)	(147,502)
Net cash used in investing activities	1,216,725	2,163,348
Cash Flows from Financing Activities
Net increase (decrease) in deposits	6,115,127	(2,206,372)
Proceeds from Federal Home Loan Bank advances	4,500,000	-
Principal reduction of Federal Home Loan Bank advances	-	(1,500,000)
Proceeds from stock options exercised	13,388	8,925
Shares repurchased and cancelled	(643,602)	(347,580)
Dividends paid	(1,253,993)	(201,110)
Net cash provided by (used in) financing activities	8,730,920	(4,246,137)
Net increase (decrease) in cash and cash equivalents	8,942,737	(1,127,829)
Cash and cash equivalents:
Beginning of period	6,038,411	8,430,458
End of period	$14,981,148	$7,302,629
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA BANCORP, INC.

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$649,133	$597,245
Interest paid on borrowings	61,896	73,348
Income taxes paid, net of refunds received	-	300
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	-	196,000
Other assets acquired in settlement of loans	27,500	54,500

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

The Company is positioned to execute its mission as an essential community resource during these challenging times. The coronavirus disease 2019 (“COVID-19”) is not only impacting health and safety around the world, it is causing significant economic disruption for both individuals and businesses, making the Company’s promise of support even more important to customers. In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the quarter ended March 31, 2020. Going forward, COVID-19 can be expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty as it relates to both timing and severity. Primary areas of impact in the future for the Company may include margin compression, increased provision expense, a deterioration in asset quality and decreased fees for customer services.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Other than as discussed below, there were no significant subsequent events for the quarter ended March 31, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

The COVID-19 pandemic has disrupted and adversely affected the Bank’s business and results of operations, and the ultimate impacts of the pandemic on the Bank’s business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2019, which are included in the Company’s Annual Report Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 30, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

At March 31, 2020, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

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

	Three Months Ended
	March 31,
	2020	2019
Net income available to common stockholders	$85,956	$400,070
Basic potential common shares:
Weighted average shares outstanding	3,141,912	3,346,185
Weighted average unvested MRP share	(2,445)	(3,060)
Weighted average unallocated ESOP shares	(138,801)	(157,022)
Basic weighted average shares outstanding	3,000,666	3,186,103
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	103
Weighted average RRP options outstanding	5,391	5,541
Dilutive weighted average shares outstanding	3,006,057	3,191,747
Basic earnings per share	$0.029	$0.130
Diluted earnings per share	$0.029	$0.130

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

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2020	2019
Shares allocated	145,009	141,831
Shares withdrawn from the plan	(28,365)	(28,365)
Unallocated shares	136,682	139,860
Total ESOP shares	253,326	253,326
Fair value of unallocated shares	$1,498,029	$1,934,264

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020:
Securities Available for Sale
State and municipal securities	$12,623,899	$68,477	$49,417	$12,642,959
Residential mortgage-backed securities	10,097,405	178,860	20,411	$10,255,854
	$22,721,304	$247,337	$69,828	$22,898,813
December 31, 2019:
Securities Available for Sale
State and municipal securities	$13,126,074	$339,243	$-	$13,465,317
Residential mortgage-backed securities	10,935,731	144,845	30,136	11,050,442
	$24,061,805	$484,088	$30,136	$24,515,759

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at March 31, 2020, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	2,436,843	2,434,230
Due after one year through five years	3,455,503	3,477,066
Due after five years through ten years	3,845,134	3,842,314
Due after ten years	2,886,419	2,889,349
Residential mortgage-backed securities	10,097,405	10,255,854
	$22,721,304	$22,898,813

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Securities Available for Sale
State and municipal securities	$4,593,310	$49,417	$-	$-	$4,593,310	$49,417
Residential mortgage-backed securities	790,156	3,017	1,976,472	17,394	2,766,628	20,411
	$5,383,466	$52,434	$1,976,472	$17,394	$7,359,938	$69,828

December 31, 2019
Securities Available for Sale
Residential mortgage-backed securities	1,912,778	6,049	2,943,044	24,087	4,855,822	30,136
	$1,912,778	$6,049	$2,943,044	$24,087	$4,855,822	$30,136

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

At March 31, 2020, 31 securities had unrealized losses with an aggregate depreciation of 0.98% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2020 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were $0.3 million of proceeds from the sales of securities for the three months ended March 31, 2020 and no proceeds from sale of securities for the three months ended March 31, 2019. The sales during the three months ended March 31, 2020 resulted in gross realized gains of $873. The tax provision applicable to the realized gains amounted to $16 for the three months ended March 31, 2020.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2020	2019
Mortgage loans:
One-to-four family residential loans	$155,788,454	$155,143,081
Multi-family residential loans	6,932,652	5,861,428
Total mortgage loans	162,721,106	161,004,509

Other loans:
Non-residential real estate loans	30,440,187	30,679,614
Commercial loans	28,950,668	23,915,335
Consumer direct	18,461,591	20,562,789
Purchased auto	13,108,277	14,551,199
Total other loans	90,960,723	89,708,937
Gross loans	253,681,829	250,713,446
Less: Allowance for loan losses	(3,357,596)	(2,937,632)
Loans, net	$250,324,233	$247,775,814

During the three month period ended March 31, 2020 and 2019, there were no purchases of loans receivable, segregated by class of loans.

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2020	2019
One-to-four family	$2,601	$(109,876)
Multi-family	3,972	3,971
Consumer direct	566	353
Purchased auto	(37,175)	(23,821)
Net (charge-offs)/recoveries	$(30,036)	$(129,373)

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2020	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$2,121,082	$24,333	$207,410	$198,565	$191,821	$194,421	$2,937,632
Provision charged to income	228,857	14,698	42,108	85,768	19,679	58,890	450,000
Loans charged off	-	-	-	-	-	(40,694)	(40,694)
Recoveries of loans previously charged off	2,601	3,972	-	-	566	3,519	10,658
Balance at end of period	$2,352,540	$43,003	$249,518	$284,333	$212,066	$216,136	$3,357,596

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2019	family	family	residential	Commercial	direct	auto	Total
Balance at beginning of period	$1,761,736	$26,562	$343,663	$135,165	$82,947	$277,665	$2,627,738
Provision charged to income	71,605	(3,835)	(25,809)	10,492	41,985	35,562	130,000
Loans charged off	(236,220)	-	-	-	-	(34,520)	(270,740)
Recoveries of loans previously charged off	126,344	3,971	-	-	353	10,699	141,367
Balance at end of period	$1,723,465	$26,698	$317,854	$145,657	$125,285	$289,406	$2,628,365

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

	One-to-
	four	Multi-	Non-		Consumer	Purchased
March 31, 2020	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$2,016,080	$-	$335,441	$-	$18,732	$37,964	$2,408,217
Loans acquired with deteriorated credit quality	159,989	-	-	-	-	-	159,989
Loans collectively evaluated for Impairment	153,612,385	6,932,652	30,104,746	28,950,668	18,442,859	13,070,313	251,113,623
Balance at end of period	$155,788,454	$6,932,652	$30,440,187	$28,950,668	$18,461,591	$13,108,277	$253,681,829

Period-end amount allocated to:
Loans individually evaluated for Impairment	$85,776	$-	$-	$-	$3,968	$18,982	$108,726
Loans acquired with deteriorated credit quality	68,744	-	-	-	-	-	68,744
Loans collectively evaluated for Impairment	2,198,020	43,003	249,518	284,333	208,098	197,154	3,180,126
Balance at end of period	$2,352,540	$43,003	$249,518	$284,333	$212,066	$216,136	$3,357,596

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	One-to-
	four	Multi-	Non-		Consumer	Purchased
December 31, 2019	family	family	residential	Commercial	direct	auto	Total
Loans individually evaluated for Impairment	$1,724,694	$-	$343,720	$-	$-	$19,190	$2,087,604
Loans acquired with deteriorated credit quality	164,758	-	-	-	-	-	164,758
Loans collectively evaluated for Impairment	153,253,629	5,861,428	30,335,894	23,915,335	20,562,789	14,532,009	248,461,084
Balance at end of period	$155,143,081	$5,861,428	$30,679,614	$23,915,335	$20,562,789	$14,551,199	$250,713,446

Period-end amount allocated to:
Loans individually evaluated for Impairment	$90,359	$-	$-	$-	$-	$9,595	$99,954
Loans acquired with deteriorated credit quality	100,172	-	-	-	-	-	100,172
Loans collectively evaluated for Impairment	1,930,551	24,333	207,410	198,565	191,821	184,826	2,737,506
Balance at end of period	$2,121,082	$24,333	$207,410	$198,565	$191,821	$194,421	$2,937,632

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2020 and December 31, 2019:

March 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,176,069	$1,700,599	$475,470	$2,176,069	$154,520	$2,153,496
Multi-family	-	-	-	-	-	-
Non-residential	335,441	335,441	-	335,441	-	338,039
Commercial	-	-	-	-	-	-
Consumer direct	18,732	-	18,732	18,732	3,968	6,244
Purchased auto	37,964	-	37,964	37,964	18,982	12,655
	$2,568,206	$2,036,040	$532,166	$2,568,206	$177,470	$2,510,434

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$1,889,452	$1,357,280	$532,172	$1,889,452	$190,531	$1,298,425
Multi-family	-	-	-	-	-	-
Non-residential	343,720	343,720	-	343,720	-	377,632
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	19,190	-	19,190	19,190	9,595	5,736
	$2,252,362	$1,701,000	$551,362	$2,252,362	$200,126	$1,681,793

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three months ended March 31, 2020 and 2019, the Company recognized no cash basis interest income on impaired loans.

At March 31, 2020 there were 35 impaired loans totaling approximately $2.6 million, compared to 30 impaired loans totaling approximately $2.3 million at December 31, 2019. The change in impaired loans was a result of the addition of five loans totaling approximately $405,000 to the impaired loan list offset by the payoff of a loan of approximately $30,000 and payments of approximately $108,000.

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

Section 4013 of the U.S. Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), “Temporary Relief from Troubled Debt Restructurings,” allows banks to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. A bank may elect to account for modifications on certain loans under Section 4013 of the CARES Act or, if a loan modification is not eligible under Section 4013, a bank may use the criteria in the COVID-19 guidance to determine when a loan modification is not a TDR in accordance with ASC 310-40. Guidance noted that modification or deferral programs mandated by the federal or a state government related to COVID-19 would not be in the scope of ASC 310-40, such as a state program that requires all institutions within that state to suspend mortgage payments for a specified period.

Impaired loans at March 31, 2020 included approximately $58,000 of loans whose terms have been modified in troubled debt restructurings, compared to approximately $60,000 at December 31, 2019. The amount of TDR loans included in impaired loans decreased as a result of payments of approximately $2,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as TDRs during the three months ended March 31, 2020 and 2019.

There were no TDR loans that were restructured during the twelve months prior to March 31, 2020 and 2019 that had payment defaults (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2020 and 2019.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2020 and December 31, 2019:

March 31, 2020	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,176,069	$-
Multi-family	-	-
Non-residential	335,441	-
Commercial	-	-
Consumer direct	18,732	-
Purchased auto	37,964	-
	$2,568,206	$-

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

December 31, 2019	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$1,889,452	$-
Multi-family	-	-
Non-residential	343,720	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	19,190	-
	$2,252,362	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2020 and December 31, 2019:

March 31, 2020	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$3,358,841	$1,032,608	$904,345	$5,295,794	$150,492,660	$155,788,454
Multi-family	-	-	-	-	6,932,652	6,932,652
Non-residential	104,716	265,360	64,116	434,192	30,005,995	30,440,187
Commercial	53,429	-	-	53,429	28,897,239	28,950,668
Consumer direct	51,950	-	-	51,950	18,409,641	18,461,591
Purchased auto	-	-	37,964	37,964	13,070,313	13,108,277
	$3,568,936	$1,297,968	$1,006,425	$5,873,329	$247,808,500	$253,681,829

December 31, 2019	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,635,464	$607,023	$986,029	$4,228,516	$150,914,565	$155,143,081
Multi-family	104,716	-	-	104,716	5,756,712	5,861,428
Non-residential	272,138	64,116	-	336,254	30,343,360	30,679,614
Commercial	368,448	52,629	-	421,077	23,494,258	23,915,335
Consumer direct	29,243	-	-	29,243	20,533,546	20,562,789
Purchased auto	64,489	21,673	19,190	105,352	14,445,847	14,551,199
	$3,474,498	$745,441	$1,005,219	$5,225,158	$245,488,288	$250,713,446

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

At March 31, 2020 and December 31, 2019, the risk category of loans by class is as follows:

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$24,285,097	$40,026	$2,016,080	$-	$129,447,251	$155,788,454
Multi-family	-	-	-	-	6,932,652	6,932,652
Non-residential	30,047,568	57,178	335,441	-	-	30,440,187
Commercial	28,950,688	-	-	-	-	28,950,688
Consumer direct	-	-	18,732	-	18,442,859	18,461,591
Purchased auto	-	-	37,964	-	13,070,313	13,108,277
Total	$83,283,333	$97,204	$2,408,217	$-	$167,893,075	$253,681,829

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated	Total Loans
One-to-four family	$29,089,454	$40,429	$1,889,452	$-	$124,123,746	$155,143,081
Multi-family	-	-	-	-	5,861,428	5,861,428
Non-residential	30,335,894	-	343,720	-	-	30,679,614
Commercial	23,915,335	-	-	-	-	23,915,335
Consumer direct	-	-	-	-	20,562,789	20,562,789
Purchased auto	-	-	19,190	-	14,532,009	14,551,199
Total	$83,340,683	$40,429	$2,252,362	$-	$165,079,972	$250,713,446

At March 31, 2020 and December 31, 2019, the Company held $0 in foreclosed residential real estate property. In addition, the Company also held $819,871 and $607,268 in consumer mortgage loans that are collateralized by residential real estate properties that were in the process of foreclosure at March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was $2,663 and $3,363 for the three-month periods ended March 31, 2020 and 2019, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2020 and 2019, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

          In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact of adopting this ASU did not have an effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In accordance with the amendments in this Update, an entity may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – BORROWINGS

A summary of outstanding advances from the Federal Home Loan Bank of Chicago is as follows:

	March 31,	December 31,
	2020	2019
Matures 03/22/2021 at 3.03%, fixed	$1,000,000	$1,000,000
Matures 09/21/2021 at 3.07%, fixed	1,000,000	1,000,000
Matures 03/21/2022 at 3.09%, fixed	1,000,000	1,000,000
Matures 09/21/2022 at 3.11%, fixed	1,000,000	1,000,000
Matures 10/03/2022 at 1.48%, fixed	69,123	68,030
Matures 03/21/2023 at 3.15%, fixed	500,000	500,000
Matures 09/21/2023 at 3.18%, fixed	500,000	500,000
Matures 08/28/2024 at 1.59%, fixed	1,500,000	1,500,000
Matures 03/31/2025 at 1.19%, fixed	2,000,000	-
Matures 08/28/2029 at 1.93%, fixed	1,500,000	1,500,000
Matures 10/23/2029 at 1.96%, fixed	1,000,000	1,000,000
Matures 01/28/2030 at 2.06%, fixed	1,500,000	-
Matures 02/25/2029 at 1.81%, fixed	1,000,000	-
	$13,569,123	$9,068,030

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2020 and the year ended December 31, 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amounts of assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

				Total
March 31, 2020	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$12,642,959	$-	$12,642,959
Residential mortgage-backed securities available for sale	-	10,255,854	-	10,255,854
	$-	$22,898,813	$-	$22,898,813

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$13,465,317	$-	$13,465,317
Residential mortgage-backed securities available for sale	-	11,050,442	-	11,050,442
	$-	$24,515,759	$-	$24,515,759

The tables below present the recorded amounts of assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

				Total
March 31, 2020	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$15,963	$15,963
Impaired loans, net	-	-	354,696	354,696

				Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$12,926	$12,926
Impaired loans, net	-	-	351,236	351,236

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2020
Foreclosed assets	$15,963	Appraisal of collateral	Appraisal adjustments	(35)%	to	(68)%
Impaired loans, net	$264,080	Appraisal of collateral	Appraisal adjustments	(16)%	to	(100.0)%
Impaired loans, net	$90,616	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2019
Foreclosed assets	$12,926	Appraisal of collateral	Appraisal adjustments	(50)%	to	(76)%
Impaired loans, net	$287,815	Appraisal of collateral	Appraisal adjustments		(46.67)%
Impaired loans, net	$63,421	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2020 and December 31, 2019, are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2020 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$14,981,148	$14,981,148	$-	$-	$14,981,148
Time deposits	745,500	745,500	-	-	745,500
Federal funds sold	2,027,000	2,027,000	-	-	2,027,000
Securities	22,898,813	-	22,898,813	-	22,898,813
Net loans	250,324,233	-	-	250,467,566	250,467,566
Accrued interest receivable	816,995	816,995	-	-	816,995
Mortgage servicing rights	524,203	-	-	524,203	524,203
Financial Liabilities:
Non-interest bearing deposits	17,366,843	17,366,843	-	-	17,366,843
Interest bearing deposits	225,061,788	-	-	229,410,384	229,410,384
Accrued interest payable	89,832	89,832	-	-	89,832
FHLB advances	13,569,123	-	14,096,051	-	14,096,051

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2019 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,038,411	$6,038,411	$-	$-	$6,038,411
Time deposits	1,483,500	1,483,500	-	-	1,483,500
Federal funds sold	4,185,000	4,185,000	-	-	4,185,000
Securities	24,515,759	-	24,515,759	-	24,515,759
Net loans	247,775,814	-	-	248,373,122	248,373,122
Loans held for sale	1,225,526	-	1,225,526	-	1,225,526
Accrued interest receivable	875,104	875,104	-	-	875,104
Mortgage servicing rights	534,646	-	-	534,646	534,646
Financial Liabilities:
Non-interest bearing deposits	13,664,986	13,664,986	-	-	13,664,986
Interest bearing deposits	222,648,518	-	-	226,125,337	226,125,337
Accrued interest payable	8,146	8,146	-	-	8,146
FHLB advances	9,068,030	-	9,158,597	-	9,158,597

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

OTTAWA BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. At March 31, 2020 and December 31, 2019, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2020 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic),  our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 28, 2020.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019

The Company's total assets increased $6.5 million, or 2.2%, to $307.1 million at March 31, 2020, from $300.5 million at December 31, 2019. The increase was primarily due to an increase of $9.0 million in cash and cash equivalents, a $2.5 million in the net loan portfolio and a $0.8 million increase in other assets. These increases were partially offset by a decrease in federal funds sold of $2.2 million, a decrease in securities available for sale of $1.6 million, a decrease of $0.8 million in time deposits and a decrease in loans held for sale of $1.2 million.

Cash and cash equivalents increased $9.0 million, or 150.0%, to $15.0 million at March 31, 2020 from $6.0 million at December 31, 2019. The increase in cash and cash equivalents was primarily a result of cash provided from financing activities of $8.7 million and cash provided by investing activities of $1.3 million exceeding and cash used in operating activities of $1.0 million.

Federal funds sold decreased $2.2 million, or 51.6%, to $2.0 million at March 31, 2020, from $4.2 million at December 31, 2019 to fund bank activities.

Securities available for sale decreased $1.6 million, or 6.6%, to $22.9 million at March 31, 2020 from $24.5 million at December 31, 2019, as paydowns, calls, and maturities exceeded new securities purchases.

Net loans increased by $2.5 million, or 1.0% to $250.3 million at March 31, 2020 compared to $247.8 million at December 31, 2019 primarily as a result of a $0.6 million increase in one-to-four family loans, a $1.0 million increase in multi-family loans and a $5.0 million increase in commercial loans. The increases were offset by decreases of $0.2 million in non-residential real estate loans, of $1.4 million in purchased auto loans and a $2.1 million decrease in consumer direct loans.

Total deposits increased $6.1 million, or 2.6%, to $242.4 million at March 31, 2020 from $236.3 million at December 31, 2019. At March 31, 2020 savings accounts increased by $2.1 million, non-interest bearing checking accounts increased by $3.7 million and certificates of deposit increased by $4.4 million as compared to December 31, 2019. The increases were offset by decreases in interest bearing checking accounts which decreased by $3.7 million and money market accounts which decreased by $0.4 million as compared to December 31, 2019.

FHLB advances increased $4.5 million, or 49.5% to $13.6 million at March 31, 2020, compared to $9.1 million at December 31, 2019.   The increase was related to the low rate environment and management extending out maturities to fund future loan growth.

Stockholders’ equity decreased $1.9 million, or 4.0% to $48.8 million at March 31, 2020 from $50.7 million at December 31, 2019. The decrease reflects $0.6 million used to repurchase and cancel 47,249 outstanding shares of Company common stock, a decrease of $0.2 million in other comprehensive income due to a decrease in fair value of securities available for sale and $1.3 million in cash dividends. The decreases were partially offset by net income of $0.1 million for the three months ended March 31, 2020 and proceeds from stock options exercised, equity incentive plan shares and the allocation of ESOP shares totaling $0.1 million.

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

The non-performing assets to total assets ratio was 0.84% at March 31, 2020 which is up from 0.75% at December 31, 2019. During the first three months of 2020, non-performing assets increased 14.0% to $2.6 million from $2.3 million as of December 31, 2019. The increase in non-performing assets was primarily due to the increase in non-accrual loans as a result of the addition of five loans totaling approximately. Additionally, foreclosed real estate stayed at $0, while other repossessed assets increased approximately $3,000.

The following table summarizes non-performing assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
	(In Thousands)
Non-accrual:
One-to-four family	$2,176	$1,889	$1,536	$1,427	$662
Multi-family	-	-	-	-	-
Non-residential real estate	335	344	401	427	444
Commercial	-	-	-	-	-
Consumer direct	19	-	-	-	-
Purchased auto	38	19	34	-	-
Total non-accrual loans	2,568	2,252	1,971	1,854	1,106
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	2,568	2,252	1,971	1,854	1,106
Foreclosed real estate	-	-	196	196	196
Other repossessed assets	16	13	65	75	18
Total nonperforming assets	$2,584	$2,265	$2,232	$2,125	$1,320

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Allowance for loan losses as a percent of gross loans receivable	1.32%	1.17%	1.13%	1.07%	1.10%
Allowance for loan losses as a percent of total nonperforming loans	130.71%	130.42%	140.74%	142.83%	237.18%
Nonperforming loans as a percent of gross loans receivable	1.01%	0.90%	0.80%	0.75%	0.46%
Nonperforming loans as a percent of total assets	0.84%	0.75%	0.65%	0.61%	0.38%
Nonperforming assets as a percent of total assets	0.84%	0.75%	0.73%	0.70%	0.46%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

General. Net income for the three months ended March 31, 2020 was $0.1 million compared to net income of $0.4 million for the three months ended March 31, 2019. Total interest and dividend income was comparable at $3.1 million for the three months ended March 31, 2019 and March 31, 2020. Interest expense was $0.1 million higher during the three months ended March 31, 2020. In addition, a provision of $450,000 was taken during the three months ended March 31,2020. Due to the anticipated impact of the COVID-19 pandemic on the local and national economies, qualitative factors were adjusted negatively which led to an increase in the provision level. Thus, net interest income after provision for loan losses decreased by $0.4 million. Total other income was comparable, however, total other expenses rose slightly by $0.1 million this quarter as compared to the first quarter of 2019. Net income was $0.3 million lower for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,909	$2,861	$48	1.70%
Securities:
Residential mortgage-backed securities	67	82	(15)	(18.47)
State and municipal securities	96	98	(2)	(1.51)
Dividends on non-marketable equity securities	7	6	1	2.43
Interest-bearing deposits	40	45	(5)	(11.53)
Total interest and dividend income	3,119	3,092	27	0.86
Interest expense:
Deposits	731	608	123	20.12
Borrowings	62	73	(11)	(14.86)
Total interest expense	793	681	112	16.39
Net interest income	$2,326	$2,411	$(85)	(3.52)%

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

	Three Months Ended March 31,
	2020			2019
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$249,830	$2,909	4.66%	$235,271	$2,861	4.86%
Securities, net (2)	23,564	163	2.77%	24,817	180	2.90%
Non-marketable equity securities	832	7	3.37%	769	6	3.12%
Interest-bearing deposits	11,301	40	1.42%	6,873	45	2.62%
Total interest-earning assets	285,527	3,119	4.37%	267,730	3,092	4.62%
Non-interest-earning assets	18,773			20,276
Total assets	304,300			288,006

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$21,581	$12	0.22%	$24,809	$15	0.24%
Savings accounts	26,681	4	0.06%	26,663	5	0.08%
Certificates of Deposit accounts	114,879	610	2.12%	105,304	478	1.82%
Checking accounts	61,178	105	0.69%	48,510	110	0.91%
Advances and borrowed funds	11,903	62	2.08%	12,426	73	2.32%
Total interest-bearing liabilities	236,222	793	1.34%	217,712	681	1.25%
Non-interest-bearing liabilities	11,260			11,979
Total liabilities	247,482			229,691
Equity	56,818			58,315
Total liabilities and equity	304,300			288,006
Net interest income		$2,326			$2,411
Net interest rate spread (3)			3.03%			3.37%
Net interest margin (4)			3.26%			3.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.87%			122.97%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2020 and 2019. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2020 Compared to 2019
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$167	$(119)	$48
Securities, net	(9)	(8)	(17)
Non-marketable equity securities	1	-	1
Interest-bearing deposits	16	(21)	(5)
Total interest-earning assets	$175	$(148)	$27
Interest expense on
Money Market accounts	$(2)	$(1)	(3)
Passbook accounts	-	(1)	(1)
Certificates of Deposit accounts	52	80	132
Checking	22	(27)	(5)
Advances and borrowed funds	(4)	(7)	(11)
Total interest-bearing liabilities	68	44	112
Change in net interest income	$107	$(192)	$(85)

Net interest income decreased by $0.1 million, or 3.5%, to $2.3 million for the three months ended March 31, 2020, from $2.4 million for the three months ended March 31, 2019. Interest and dividend income were comparable between the periods. There was an increase in the average balances of interest-earning assets of $17.8 million. The increase in interest and dividend income was slightly offset by a decrease in yield on earning assets from 4.62% for the three months ended March 31, 2019 to 4.97% for the three months ended March 31, 2020. Additionally, there was an increase in interest expense as the average cost of funds increased 9 basis points to 1.34% for the three months ended March 31, 2020. The net interest margin decreased 47 basis points during the three months ended March 31, 2020 to 3.26% from 3.60% during the three months ended March 31, 2019.

Provision for Loan Losses. Management recorded a loan loss provision of approximately $0.4 million for the three-month period ended March 31, 2020 as compared to $0.1 million for the three months ended March 31, 2019. The allowance for loan losses was $3.4 million, or 1.32% of total gross loans at March 31, 2020, compared to $2.6 million, or 1.10% of gross loans at March 31, 2019. Net charge-offs during the first quarter of 2020 were approximately $30,000 compared to $0.1 million during the first quarter of 2019. General reserves were higher at March 31, 2020, when compared to March 31, 2019, as the balances in most loan categories increased during the twelve months ended March 31, 2020. Additionally, due to the anticipated impact of the COVID-19 pandemic on the local and national economies, qualitative factors were adjusted negatively which led to an increase in the provision level. Although non-performing loans increased, the necessary reserves on non-performing loans as of March 31, 2020 were approximately $15,000 lower than they were on December, 2019 due to improvements in the payment status of several other non-performing loans and the new non-performing loans added requiring smaller specific reserves than those removed. Based on a review of the loans that were in the loan portfolio at March 31, 2020, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
	2020	2019	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$107	$85	$22	26.02
Gain on sale of repossessed assets	16	-	16	100.00
Loan origination and servicing income	114	154	(40)	(25.49)
Origination of mortgage servicing rights, net of amortization	(10)	(10)	-	-
Customer service fees	107	116	(9)	(7.79)
Increase in cash surrender value of life insurance	13	12	1	6.41
Gain on sale of securities	1	-	1	100.00
Other	38	22	16	73.12
Total other income	$386	$379	$7	1.93%

Total other income was $0.4 million for the three months ended March 31, 2020, and March 31, 2019. There were fluctuations that led to an increase in gain on sale of loans, an increase in gain on sale of repossessed assets and an increase in other income. These increases were mostly offset by a decrease in customer service fees and loan origination and servicing income

Other Expense. The following table summarizes other expense for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
	2020	2019	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,264	$1,098	$166	15.12%
Directors fees	43	43	-	-
Occupancy	178	171	7	4.43
Deposit insurance premium	-	17	(17)	(100.00)
Legal and professional services	105	96	9	9.51
Data processing	223	187	36	19.66
Loan expense	134	164	(30)	(18.28)
Valuation adjustments and expenses on foreclosed real estate	1	6	(5)	(89.99)
Other	212	283	(71)	(25.18)
Total other expenses	$2,160	$2,065	$95	4.65%

Efficiency ratio (1)	79.65%	74.01%

(1)	Computed as total other expenses divided by the sum of net interest income and other income.

Total other expense increased $0.1 million, or 4.7%, to $2.2 million for the three months ended March 31, 2020, as compared to $2.1 million for the three months ended March 31, 2019.  The increase was primarily due to increased salary expense, higher data processing expense, and higher legal expenses. Data processing increased due to the enhancement of our infrastructure to support the implementation of our new core processing system. These increases were offset by decreases in deposit insurance premiums, loan expenses and other expenses. The efficiency ratio increased for the period ending March 31, 2020 as a result of these increases.

Income Taxes. The Company recorded income tax expense of approximately $15,000 for the three-month period ended March 31, 2020 as compared to 0.2 million for the three-months ended March 31, 2019 due to lower pre-tax earnings in 2020 and a reduced impact of other items.

The Company’s income tax differed from the maximum statutory federal rate of 21% for the three months ended March 31, 2020 and 2019 respectively as follows:

	Three Months Ended
	March 31,
	2020	2019

Expected income taxes	$21,277	$124,936
Income tax effect of:
State taxes, net of federal tax benefit	8,863	31,788
Tax exempt interest	(19,273)	(18,890)
Other	4,497	57,031
	$15,364	$194,865

Response to COVID-19 Pandemic

As of April 30, 2020, the Company had received approximately $4.6 million of commercial loan modification requests and approximately $1.9 million of consumer related loan modification requests including one-to-four real estate loans and home equity loans and advances from our customers affected by the COVID-19 pandemic. These short-term loan modifications will be treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period. Commercial loan modification requests include various industries and property types.

Between April 1, 2020 and April 30, 2020, the Company originated approximately 100 loans for $5.0 million under the Small Business Association's (“SBA”) Paycheck Protection Program and expects to recognize approximately $0.25 million in fees which will be net against costs, deferred and amortized over the life of the loan. If any of these loans are sold to the SBA, the US Treasury or in a secondary market, any unamortized net fees will be included in the gain or loss on the sale of these loans. The Company plans on originating additional SBA Paycheck Protection Program loans under the recently signed stimulus bill.

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

At March 31, 2020, the Bank had outstanding commitments to originate $8.0 million in loans, unfunded lines of credit of $17.2 million, and $8.6 million in commitments to fund construction loans. In addition, as of March 31, 2020, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $62.2 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2020, the Bank had $56.2 million of available credit from the FHLBC and there were $13.6 million in FHLBC advances outstanding. In addition, as of March 31, 2020 the Bank had $7.9 million of available credit from Bankers Bank of Wisconsin as well as a $5.0 million line of credit available with Midwest Independent Bank to purchase federal funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2020, the Company had cash and cash equivalents of $15.0 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6.0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements for capital adequacy purposes and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2020 of 21.06%, 19.81%, 19.81%, and 14.19%, respectively, compared to ratios at December 31, 2019 of 22.21%, 20.96%, 20.96% and 15.00%, respectively. As of January 1, 2019, the Bank must hold 2.5% of risk-weighted assets as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.  Except as set forth below, as of March 31, 2020, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K and other periodic reports filed with the SEC.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans as well as declines noninterest income. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the US federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business, financial condition and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 21, 2019, the Company announced that it had approved a stock repurchase program authorizing the purchase of 317,307 share, representing 10% of the Company’s outstanding shares of common stock.  The stock repurchase program was approved in connection with the expiration of the Company’s previously approved stock repurchase program, which occurred on November 29, 2019.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2020:

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased	per Share	Programs	the Program
January 1-31, 2020	13,036	14.07	13,036	119,511
February 1-29, 2020	2,779	14.28	2,779	116,732
March 1-31, 2020	31,434	13.38	31,434	85,298
Total	47,249	13.62	47,249	85,298

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

101.0

The following materials from the Ottawa Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA BANCORP, INC. Registrant

Date: May 15, 2020	/s/ Craig M. Hepner Craig M. Hepner President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	/s/ Marc N. Kingry Marc N. Kingry Chief Financial Officer (Principal Financial Officer)